Form 10-Q
period 1998-03-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1998-05-14
CIK 1049510, 1049530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED March 31, 1998
                            COMMISSION FILE NUMBERS:

ACME Intermediate Holdings, LLC                                        333-40277
ACME Television, LLC                                                   333-40281

                         -------------------------------

                              ACME TELEVISION, LLC

                                       and

                         ACME INTERMEDIATE HOLDINGS, LLC
            (Exact name of registrants as specified in their charter)

                              ---------------------

      Delaware                   ACME Television, LLC             52-2050588
      Delaware                   ACME Intermediate Holdings, LLC  52-2050589

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              ---------------------

         2101 E. Fourth Street
         Santa Ana, California                               92705
(Address of principal executive offices)                  (Zip Code)

        Registrants' telephone number, including area code: 714-245-9499

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered:
          -------------------                        ---------------------
                None                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes X No --- ---

         100% of the membership units of ACME TELEVISION, LLC are owned directly or indirectly by ACME INTERMEDIATE HOLDINGS, LLC. 92% of the membership units of ACME INTERMEDIATE HOLDINGS, LLC are owned by ACME Television Holdings, LLC. Such membership units are not publicly traded and have no quantifiable market value.

         Indicate the number of membership units outstanding of each of ACME Television, LLC's classes of equity as of the latest practicable date: At May 14, 1998, there were outstanding 200 membership units, without par value.

         Indicate the number of membership units outstanding of each of ACME Intermediate Holdings, LLC's classes of equity, as of the latest practicable date: At May 14, 1998, there were 895,425 membership units without par value.

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                           FORM 10-Q TABLE OF CONTENTS


   Item
  Number                                                                       Page
  ------                                                                       ----
                          PART I - FINANCIAL STATEMENTS

 Item 1.   FINANCIAL STATEMENTS

           Introductory Comments . . . . . . . . . . . . . . . . . . . . . . .  1

           ACME INTERMEDIATE HOLDINGS, LLC and ACME
           TELEVISION, LLC and Subsidiaries

              Consolidated Balance Sheets as of
                 December 31, 1997 and March 31, 1998. . . . . . . . . . . . .  2

              Consolidated Statements of Operations and
                 Members' Capital for the Three Months
                 Ended March 31, 1998 and March 31, 1997 . . . . . . . . . . .  3

              Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1998
                 and March 31, 1997. . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Consolidated Financial Statements . . . . . . . . . . .  5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  6

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  9

SIGNATURES

                              ACME TELEVISION, LLC
                                       AND
                         ACME INTERMEDIATE HOLDINGS, LLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Important Explanatory Note:

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of ACME INTERMEDIATE HOLDINGS, LLC and its subsidiary, ACME TELEVISION, LLC. Unless the context requires otherwise, references to the "Company" refer to both ACME INTERMEDIATE HOLDINGS, LLC and ACME TELEVISION, LLC.

ACME INTERMEDIATE HOLDINGS, LLC is a holding company with no separate operations apart from its operating subsidiary, ACME TELEVISION, LLC. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of each of ACME INTERMEDIATE HOLDINGS, LLC and ACME TELEVISION, LLC for the fiscal year ended December 31, 1997.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                              December 31, 1997                   March 31, 1998
                                        -----------------------------       ----------------------------
                                                            ACME                                ACME
                                           ACME          INTERMEDIATE          ACME         INTERMEDIATE
                                        TELEVISION         HOLDINGS         TELEVISION        HOLDINGS
                                        ----------       ------------       ----------      ------------
       ASSETS
Current Assets
  Cash and cash equivalents              $  8,820          $  8,820          $  3,570          $  3,570
  Accounts receivable, net                    699               677             5,640             5,640
  Due from affiliates                         162                54               200                75
  Current portion of program
     broadcast rights                         614               614             4,360             4,360
  Prepaid expenses and other assets         3,032             3,060               915               915
  Deferred income taxes                        --                --               342               342
                                         --------          --------          --------          --------

        Total current assets               13,327            13,225            15,027            14,902

Property and Equipment, net                 7,346             7,346            12,150            12,150
Program broadcast rights,
  less current portion                        587               587             5,611             5,611
Intangible assets, net                     36,004            36,004           187,855           187,855
Investment in affiliates                       --                --             4,989             4,989
Deposits                                  143,000           143,000             4,725             4,725
Other assets                               17,418            19,010            10,779            12,391
                                         --------          --------          --------          --------
        Total assets                     $217,682          $219,172          $241,136          $242,623
                                         ========          ========          ========          ========

   LIABILITIES AND MEMBERS' CAPITAL
Current Liabilities
  Accounts payable                       $  3,361          $  3,363          $  4,324          $  4,324
  Accrued expenses                            651               651             3,442             3,442
  Current portion of program
    rights payable                            653               653             5,636             5,636
  Current portion of obligations
    under lease                               292               292               292               292
  Other current liabilities                    --                --             1,317             1,317
                                         --------          --------          --------          --------
        Total current liabilities           4,957             4,959            15,011            15,011

Program broadcast rights
  payable, net of current portion           1,351             1,351             4,903             4,903
Obligations under lease, net of
  current portion                             443               443               372               372
Deferred taxes                                 --                --             1,500             1,500
Other liabilities                              --                --             2,214             2,214
Senior discount notes                     130,833           130,833           134,296           134,296
Senior secured notes                           --            36,863                --            38,076
                                         --------          --------          --------          --------

         Total liabilities                137,584           174,449           158,296           196,372
                                         --------          --------          --------          --------

Members' capital                           85,516            51,357            91,514            57,352
Accumulated deficit                        (5,418)           (6,634)           (8,674)          (11,101)
                                         --------          --------          --------          --------
   Total members' capital                  80,098            44,723            82,840             46,251
                                         --------          --------          --------          --------

   Total liabilities and
     members' capital                    $217,682          $219,172          $241,136          $242,623
                                         ========          ========          ========          ========

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                           (Unaudited - in thousands)

                                                      Three Months Ended March 31,
                                                  1997                           1998
                                       ---------------------------      ------------------------
                                                          ACME                          ACME
                                          ACME        INTERMEDIATE         ACME     INTERMEDIATE
                                       TELEVISION       HOLDINGS        TELEVISION    HOLDINGS
                                       ----------     ------------      ----------  ------------
Broadcast revenues                      $  645           $ 645           $  7,757     $ 7,757

Operating expenses:
   Programming                             287             287              2,330       2,330
   Selling, general and administrative     922             922              4,209       4,209
   Depreciation and amortization            61              61                849         849
                                        ------          ------           --------     -------
          Operating expenses             1,270           1,270              7,388       7,388

          Operating income (loss)         (625)           (625)               369         369

          Interest income                   --              --                 45          45
          Interest expense                 267             267              3,652       4,864
                                        ------          ------           --------     -------

          Loss before taxes               (892)          (892)             (3,238)     (4,450)

          Income taxes                      --             --                  20          20
                                        ------          ------           --------     -------

            Net loss                    $( 892)         $ (892)          $ (3,258)    $(4,470)
)
            Parent's contribution          450             450              6,000       6,000


            Members' capital at
               beginning of period          --              --             80,098      44,721
                                        ------          ------           --------     -------

            Members' capital (deficit)
                at end of period        $ (442)         $ (442)          $ 82,840     $46,251
                                        ======          ======           ========     =======

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                            Three Months Ended March 31,
                                         -----------------------------------------------------------------
                                                      1997                               1998
                                         ------------------------------      -----------------------------
                                                               ACME                              ACME
                                             ACME          INTERMEDIATE          ACME        INTERMEDIATE
                                          TELEVISION         HOLDINGS         TELEVISION       HOLDINGS
                                         ------------      ------------      ------------    -------------
Cash flows from operating activities:
 Net loss                                 $    (892)          $ (892)           $ (3,258)      $ (4,470)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
Depreciation and amortization                    61               61                 849            849
Amortization of discount on
  Senior Notes and
  debt issuance costs                            --               --               3,463          4,675
Changes in assets and liabilities:
 Increase in accounts receivable, net            --               --                (318)          (318)
 Increase in programming rights                  --               --                (778)          (778)
 Decrease in prepaid expenses
   and other current assets                      --               --               1,102          1,102
 Decrease in accounts payable                    --               --                 (42)           (42)
 Increase in accrued expenses                   381              381                 442            442
 Increase in programming
    rights payable                               --               --                 277            277
                                            -------           ------            --------       --------

    Net cash provided by (used in)
      operating activities                     (450)            (450)              1,737          1,737
                                            -------           ------            --------       --------
Cash flows from investing activities
 Purchase of property and equipment              --               --              (2,970)        (2,970)
 Cash acquired in acquisition                    --               --                 779            779
 Deposits for other stations                     --               --              (4,725)        (4,725)
                                            -------           ------            --------       --------
    Net cash used in
      investing activities                       --               --              (6,916)        (6,916)
                                            -------           ------            --------       --------

Cash flows from financing activities
 Contribution from parent                       450              450                  --             --
 Repayment of capital leases                     --               --                 (71)           (71)
                                            -------           ------            --------       --------
    Net cash provided by (used in)
      financing activities                      450              450                 (71)           (71)
                                            -------           ------            --------       --------

Net decrease in cash                             --               --              (5,250)        (5,250)

Cash at beginning of period                      --               --               8,820          8,820
                                            -------           ------            --------       --------
Cash at end of period                       $    --           $   --            $  3,570       $  3,570
                                            =======           ======            ========       ========

Supplemental disclosures of cash flow
 information: Cash paid during the period for:

    Interest                               $    267           $  267            $    24        $    24
    Income taxes                                 --               --                 --             --
                                            =======           ======            ========       ========
Non cash transactions:
 Contribution of the net assets of
  ACME Television of Utah, LLC and
  ACME Television of New Mexico, LLC
  from Parent in exchange for
  membership units                          $    --           $   --            $  6,000       $  6,000
                                            =======           ======            ========       ========


                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         ACME INTERMEDIATE HOLDINGS, LLC ("ACME Intermediate") is a holding company with no assets or independent operations other than its investment in ACME TELEVIONS, LLC ("ACME TV"). ACME TV, through its subsidiaries, owns, operates and / or holds licenses or options to acquire six commercially licensed broadcast television stations (the "Stations") located throughout the United States.

         ACME Intermediate was formed on August 8, 1997. Upon formation, the Company received a contribution from ACME Television Holdings, LLC (ACME Parent) of ACME Parent's wholly-owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon")and ACME Television of Tennessee, LLC ("ACME Tennessee")and certain other assets. This contribution was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and the ACME Intermediate has reflected the results of operations of the entities contributed for all of the periods presented.

         ACME TV was formed on August 15, 1997. Upon formation, ACME Parent contributed to ACME TV, through ACME Intermediate, the net assets of ACME Oregon, ACME Tennessee and other net assets in exchange for membership units.

         The accompanying unaudited consolidated financial statements of ACME INTERMEDIATE include the accounts of ACME INTERMEDIATE and ACME TV. The accompanying unaudited consolidated financial statements of ACME TV include the accounts of ACME TV and its subsidiaries. All significant intercompany items and transactions have been eliminated in each of the Sets of consolidated financial statements.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of ACME TV and ACME Intermediate for the year ended December 31, 1997.


Note 2 - Acquisitions

         The Company was formed in 1997 and operated only one station (under an LMA) - KWBP Channel 32, serving Portland, Oregon - during the first quarter of 1997. In June 1997, the Company completed its acquisition of KWBP. During the fourth quarter of 1997, the Company completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

         In September 1997, the Company entered into a purchase agreement to acquire station KPLR Channel 11, serving St. Louis, Missouri, and effective October 1, 1997, began operating the station pursuant to an LMA. The acquisition was completed in March 1998, at which time the LMA was terminated. The Company has not completed its allocation of the excess purchase price of approximately $145 million to identifiable intangibles, such as FCC license, and goodwill. In addition, the Company has not recorded deferred tax liability, if any, relating to the book basis of identifiable intangibles in excess of their tax basis. The Company anticipates completing its allocation during the quarter ended June 30, 1998. As the acquisition was recorded effective March 31, 1998, this did not have any impact on the results for the three months ended March 31, 1998.

         In early March 1998, the Company entered into an agreement to purchase station WTVK Channel 46, serving the Ft. Myers / Naples, Florida marketplace and began operating the station pursuant to an LMA. This transaction is subject to regulatory approvals and is expected to close by early June 1998.

         The Company also owns a 49% interest in KUWB (formerly KZAR) serving the Salt Lake City, Utah marketplace and has an option to acquire the remaining interests in the station exercisable upon the granting by the FCC of KUWB's final license. The Company and the majority owners of KUWB have entered into an agreement with another broadcaster in the Salt Lake City market to swap KUWB for KUPX Channel 30. The swap of channels is subject to regulatory approvals, and ACME TV commenced management of KUPX Channel 30 under an interim LMA and exchanged call letters in April 1998.

         In January 1998 the Company acquired the interest to the construction permit for station KAUO serving the Albuquerque, New Mexico marketplace. The Company expects the station to be built and operational by the end of 1998.


Note 3 - Recent pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company believes SFAS No. 130 will not have an effect on the manner in which the Company currently reports.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company does not divide its business into segments and, accordingly, does not believe SFAS No. 131 will have any applicability to the Company's financial reporting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, regulatory changes and technological advancements, among other factors.

         The operating revenues of the Stations are derived primarily from the sale of advertising time. The stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. All such commission are reflected as deductions from gross revenues in the accompanying consolidated financial statements.

         The primary operating expenses of the Company consist of employee salaries, programming, advertising and promotional expenses and depreciation and amortization.

         The following table sets forth certain operating data for ACME Television and ACME Intermediate for the three months ended March 31, 1998 and 1997:


                                      Three months ended March 31,
Amounts in thousands                  ---------------------------
                                         1998            1997
                                       --------        -------
Operating income                       $   369         $ (625)

Add:
Time brokerage agreement fees               57             --
Program amortization                     1,009             --
Depreciation and amortization              849             61
Corporate expense                          673            262

Less:
Program payments                         1,151             --
                                       -------         ------
    Broadcast cash flow                $ 1,806         $ (302)
                                       =======         ======

         "Broadcast cash flow" means operating income plus time brokerage fee, program amortization, depreciation and amortization, corporate expense and non-cash compensation, less scheduled program payments as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net broadcast revenues for the three months ended March 31, 1998 increased $7.1 million to $7.757 million compared to $645,000 for the three months ended March 31, 1997. This increase is due to the expansion in the number of the Company's operating stations as described in "Note 2 - Acquisitions" above.

         Operating expenses increased to $7.388 million compared to the prior year quarter's operating expense of $1.270 million. This increase was also due to the additional stations added since the first quarter of 1997.

         Depreciation and amortization expense for the three months ended March 31, 1998 includes $450,000 in the amortization of broadcast licenses. As of March 31, 1997, no stations had been acquired and, accordingly, there was no amortization expense for that period.

         Interest expense for the current year quarter was $3.652 million for ACME TV and $4.864 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $267,000 during the first quarter 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.

         Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, ACME Intermediate and ACME TV and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. The Company's Missouri operations, after deduction of allocable interest charges, generated a net taxable loss and no benefit has been recorded.

         The net loss for ACME TV and for ACME Intermediate for the three months ended March 31, 1998 was $3.258 million and $4.470 million, respectively, compared to a net loss of $892,000 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

         Broadcast cashflow for the three months ended March 31, 1998 was $1.805 million, an increase of $2.1 million over a negative broadcast cashflow of $302,000 for the corresponding quarter in 1997. This increase is attributable to the Company's profitable operations of KPLR which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $1,737,000 during the three months ended March 31, 1998 compared to cash flows used by operating activities of $450,000 during the three months ended March 31, 1997, an increase of $2,157,000. The increase was primarily due to higher broadcast cash flow.

         Cash flows used in investing activities were $6,916,000 during the three months ended March 31, 1998. There were no investing activities during the three months ended March 31, 1997.

         Cash flows used in investing activities during the three months ended March 31, 1998 related to capital expenditures and deposits in connection with the Company's pending acquisition of WTVK - Channel 46 serving Ft. Myers/ Naples, Florida and the CP acquisition for Channel 31 serving Springfield, Missouri. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its stations in Salt Lake City, Utah and Albuquerque, New Mexico and the upgrade of its other stations and will be financed primarily through a $20 million capital equipment facility currently being negotiated.

         Cash flows used in financing activities were $71,000 related to repayments of capital leases during the three months ended March 31, 1998 compared to cash flows provided by financing activities of $450,000 related to founder contributions during the three months ended March 31, 1997.

         The Company's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of the Company. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 1998 there was no outstanding balance due under the the facility.

         The Company believes that internally generated funds from operations, financings under the Company's capital equipment facility and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through borrowings under the existing credit agreement and through additional debt and equity financings.


PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently party to any lawsuit or proceding which, in the opinion of management, is likely to have a material adverse effect on the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

  Exhibit
  Number    Exhibit Description
  ------    -------------------

   3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement")

   3.2 Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.2 of Intermediate Registration Statement.

   3.3 Certificate of Formation of ACME Television, LLC, incorporated by reference to Exhibit 3.1 of ACME Television, LLC's Registration Statement on Form S-4, File No. 333-40281, filed on November 14, 1997 (the "Television Registration Statement").

   3.4 Limited Liability Company Agreement of ACME Television, LLC, incorporated by reference to Exhibit 3.2 of the Television Registration Statement.


   4.1 Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 of the Intermediate Registration Statement.

   4.2 Form of Securities of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 4.3 of the Intermediate Registration Statement.

   4.3 Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as Issuers, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to
            Exhibit 4.1 of the Television Registration Statement.

   4.4 Form of Securities of ACME Television, LLC incorporated by reference to Exhibit 4.2 of the Television Registration Statement.


  *4.5 First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

  *4.6 Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

 *10.1 Agreement, dated January 30, 1998, by and between ACME Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R Communications) and the Carman-Holly Partnership

 *10.2 Asset Purchase Agreement, dated March 2, 1998, by and between ACME Television, LLC and Second Generation of Florida, Ltd.

 *10.3 Time Brokerage Agreement, dated March __, 1998, by and between ACME Television, LLC and Second Generation of Florida, Ltd.

  27.1      Financial Data Schedule for ACME Intermediate Holdings, LLC

  27.2      Financial Data Schedule for ACME Television, LLC

------------
  *  Filed herewith


  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME TELEVISION, LLC.

Date: May 14, 1998                           By:  /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President


Date: May 14, 1998                           By:  /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President / CFO
                                                  (principal financial officer)



SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME INTERMEDIATE HOLDINGS, LLC.

Date: May 14, 1998                           By: /s/ Doug Gealy
                                                 -------------------------------
                                                 Doug Gealy, President


Date: May 14, 1998                           By: /s/ Thomas D. Allen
                                                 -------------------------------
                                                 Thomas D. Allen
                                                 Executive Vice President / CFO
                                                 (principal financial officer)