Form 10-Q
period 1998-06-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1998-08-14
CIK 1049510, 1049530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1998

                            COMMISSION FILE NUMBERS:

ACME Intermediate Holdings, LLC                                       333-40277
ACME Television, LLC                                                  333-40281
                                -----------------


                              ACME TELEVISION, LLC

                                       and

                         ACME INTERMEDIATE HOLDINGS, LLC
            (Exact name of registrants as specified in their charter)

                                -----------------

         Delaware                     ACME Television, LLC                   52-2050588
         Delaware                     ACME Intermediate Holdings, LLC        52-2050589

(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                           Identification No.)

                                ----------------

  2101 E. Fourth Street, Suite 202
       Santa Ana, California                                       92705
(Address of principal executive offices)                         (Zip Code)


        Registrants' telephone number, including area code: 714-245-9499

                                ----------------

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

         Indicate the number of membership units outstanding of each of ACME Television, LLC's classes of equity as of the latest practicable date: At August 13, 1998, there were outstanding 200 membership units, without par value.

         Indicate the number of membership units outstanding of each of ACME Intermediate Holdings, LLC's classes of equity, as of the latest practicable date: At August 13, 1998, there were 895,425 membership units without par value.

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                                   FORM 10-Q

                               TABLE OF CONTENTS



    ITEM
   NUMBER                                                                          PAGE
   ------                                                                          ----
                          PART I - FINANCIAL STATEMENTS

 Item 1.        FINANCIAL STATEMENTS

                Introductory Comments.............................................   3

                ACME INTERMEDIATE HOLDINGS, LLC and ACME
                TELEVISION, LLC and Subsidiaries

                     Consolidated Balance Sheets as of
                       December 31, 1997 and June 30, 1998........................   4

                     Consolidated Statements of Operations and
                       Members' Capital for the Three Months
                       Ended June 30, 1998 and June 30, 1997......................   5

                     Consolidated Statements of Operations and
                       Members' Capital for the Six Months
                       Ended June 30, 1998 and June 30, 1997......................   6


                     Consolidated Statements of Cash Flows for
                       the Six Months Ended June 30, 1998 and
                       June 30, 1997..............................................   7

                     Notes to Consolidated Financial Statements...................   8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................   9

                               PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.................................................  10

Item 6.         Exhibits and Reports on Form 8-K..................................  11

SIGNATURES      ..................................................................  12

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

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                         DECEMBER 31, 1997             JUNE 30, 1998
                                   ---------------------------   -------------------------
                                                      ACME                        ACME
                                       ACME       INTERMEDIATE      ACME      INTERMEDIATE
                                    TELEVISION      HOLDINGS     TELEVISION     HOLDINGS
                                    ----------    ------------   ----------   ------------
       ASSETS

Current Assets
  Cash and cash equivalents         $   8,820        $ 8,820       $ 1,886       $ 1,886
  Accounts receivable, net                699            677         9,269         9,269
  Due from affiliates                     162             54           139            40
  Current portion of program
     broadcast rights                     614            614         4,340         4,340
  Prepaid expenses and other assets     3,032          3,060         1,246         1,246
  Deferred income taxes                    --             --           342           342
                                     --------       --------      --------      --------

        Total current assets           13,327         13,225        17,222        17,123

Property and Equipment, net             7,346          7,346        12,631        12,631
Program broadcast rights,
  less current portion                    587            587         5,961         5,961
Intangible assets, net                 36,004         36,004       233,180       233,180
Investment in affiliates                   --             --         5,766         5,766
Deposits                              143,000        143,000           220           220
Other assets                           17,418         19,010        12,707        14,311
                                     --------       --------      --------      --------
        Total assets                 $217,682       $219,172      $287,687      $289,192
                                     ========       ========      ========      ========

   LIABILITIES AND MEMBERS' CAPITAL

Current Liabilities
  Accounts payable                   $  3,361        $ 3,363       $ 4,468       $ 4,468
  Accrued expenses                        651            651         5,987         5,987
  Notes payable to banks                   --             --        12,000        12,000
  Current portion of program
    rights payable                        653            653         6,078         6,078
  Current portion of obligations
    under lease                           292            292           637           637
  Other current liabilities                --             --            --            22
                                     --------       --------      --------      --------
        Total current liabilities       4,957          4,959        29,170        29,192

Program broadcast rights
  payable, net of current portion       1,351          1,351         4,634         4,634
Obligations under lease, net of
  current portion                         443            443         2,033         2,033
Deferred taxes                             --             --        33,297        33,297
Other liabilities                          --             --         1,801         1,801
Senior discount notes                 130,833        130,833       137,947       137,947
Senior secured notes                       --         36,863            --        39,371
                                     --------       --------      --------      --------
         Total liabilities            137,584        174,449       208,882       248,275
                                     --------       --------      --------      --------

Members' capital                       85,516         51,357        92,561        58,400
Accumulated deficit                    (5,418)        (6,634)      (13,756)      (17,483)
                                     --------       --------      --------      --------
   Total members' capital              80,098         44,723        78,805        40,917
                                     --------       --------      --------      --------
   Total liabilities and
     members' capital                $217,682       $219,172      $287,687      $289,192
                                     ========       ========      ========      ========

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                           (Unaudited - in thousands)

                                                THREE MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------
                                             1997                        1998
                                   -------------------------     -------------------------
                                                    ACME                          ACME
                                      ACME      INTERMEDIATE       ACME       INTERMEDIATE
                                   TELEVISION     HOLDINGS       TELEVISION     HOLDINGS
                                   ----------   ------------     ----------   ------------
Broadcast revenues                  $    751       $    751       $ 11,570       $ 11,570

Operating expenses:
   Programming                           370            370          4,133          4,133
   Selling, general and
     administrative                      960            960          5,458          5,458
   LMA fees                               --             --            228            228
   Depreciation and
     amortization                        105            105          3,332          3,332
                                    --------       --------       --------       --------
          Operating expenses           1,435          1,435         13,151         13,151

          Operating loss                (684)          (684)        (1,581)        (1,581)

          Interest income                  3              3            115            115
          Interest expense              (250)          (250)        (4,004)        (5,303)
                                    --------       --------       --------       --------
          Loss before taxes             (931)          (931)        (5,470)        (6,769)

          Income tax benefit              --             --            385            385
                                    --------       --------       --------       --------
            Net loss                $   (931)      $   (931)      $ (5,085)      $ (6,384)

            Parent's
              contribution                --             --          1,050          1,050

            Members' capital
               at beginning of
               period                   (442)          (442)        82,840         46,251
                                    --------       --------       --------       --------
            Members' capital
             (deficit) at end
             of period              $ (1,373)      $ (1,373)      $ 78,805       $ 40,917
                                    ========       ========       ========       ========

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                           (Unaudited - in thousands)

                                                  SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------
                                             1997                          1998
                                   --------------------------    -------------------------
                                                     ACME                         ACME
                                      ACME       INTERMEDIATE      ACME       INTERMEDIATE
                                   TELEVISION      HOLDINGS      TELEVISION      HOLDINGS
                                   ----------    ------------    ----------   ------------
Broadcast revenues                  $  1,396       $  1,396       $ 19,327       $ 19,327

Operating expenses:
   Programming                           657            657          6,463          6,463
   Selling, general and
      administrative                   1,882          1,882          9,668          9,668
   LMA fees                               --             --            228            228
   Depreciation and amortization         166            166          4,181          4,181
                                    --------       --------       --------       --------
          Operating expenses           2,705          2,705         20,540         20,540

          Operating loss              (1,309)        (1,309)        (1,213)        (1,213)

          Interest income                  3              3            188            188
          Interest expense              (517)          (517)        (7,683)       (10,194)
                                    --------       --------       --------       --------
          Loss before taxes           (1,823)        (1,823)        (8,708)       (11,219)

          Income tax benefit              --             --            365            365
                                    --------       --------       --------       --------
            Net loss                $ (1,823)      $ (1,823)      $ (8,343)      $(10,854)

            Parent's contribution        450            450          7,050          7,050

            Members' capital at
               beginning of period        --             --         80,098         44,721
                                    --------       --------       --------       --------
            Members' capital
                (deficit) at end
                of period           $ (1,373)      $ (1,373)      $ 78,805       $ 40,917
                                    ========       ========       ========       ========

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                              SIX MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------
                                                         1997                          1998
                                              ----------------------------  --------------------------
                                                                 ACME                         ACME
                                                 ACME        INTERMEDIATE      ACME       INTERMEDIATE
                                              TELEVISION       HOLDINGS     TELEVISION      HOLDINGS
                                              ----------     ------------   ----------    ------------
Cash flows from operating activities:
Net loss                                       $ (1,823)      $ (1,823)      $ (8,343)      $(10,854)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
Depreciation and amortization                       166            166          4,181          4,181
Amortization of discount on
  Senior Notes and debt issuance costs               --             --          7,114          9,622
Changes in assets and liabilities:
 Increase in accounts receivables, net               --             --         (4,013)        (4,013)
 Increase in programming rights                      --             --         (1,108)        (1,108)
 Increase in prepaid expenses
   and other current assets                          --             --           (691)          (691)
 Decrease in deferred income taxes                   --             --           (345)          (345)
 Increase in accounts payable                        --             --            102            102
 Increase in accrued expenses                       381            381          4,304          4,304
 Increase in programming rights payable              --             --            450            450
 Decrease in other liabilities                       --             --         (1,730)        (1,727)
                                               --------       --------       --------       --------
    Net cash  provided by (used in)
      operating activities                          (450)          (450)          (79)           (79)
                                               --------       --------       --------       --------
Cash flows from investing activities:
 Purchase of property and equipment                  --             --         (3,934)        (3,934)
 Cash acquired in acquisition                        --             --            779            779
 Purchase of Ft. Myers / Naples Station              --             --        (14,445)       (14,445)
 Increase in investment in affiliates
  and other broadcast assets                         --             --         (2,975)        (2,975)
 Other                                               --             --           (205)          (205)
                                               --------       --------       --------       --------
    Net cash used in investing activities            --             --        (20,790)       (20,790)
                                               --------       --------       --------       --------

Cash flows from financing activities:
  Contribution from parent                          450            450             --             --
  Increase in notes payable to banks                 --             --         12,000         12,000
  Additional capital leases, net of
    repayments                                       --             --          1,935          1,935
                                               --------       --------       --------       --------
    Net cash provided by
      financing activities                          450            450         13,935         13,935
                                               --------       --------       --------       --------

Net decrease in cash                                 --             --         (6,934)        (6,934)

Cash at beginning of period                          --             --          8,820          8,820
                                               --------       --------       --------       --------
Cash at end of period                          $     --       $     --       $  1,886       $  1,886
                                               ========       ========       ========       ========

Supplemental disclosures of
  cash flow information:

  Cash paid during the period for:

    Interest                                   $    405       $    405       $    121       $    121
    Income taxes                                     --             --             --             --
                                               ========       ========       ========       ========
Non cash transactions:
 Contribution of the net assets of
  ACME Television of Utah, LLC and
  ACME Television of New Mexico, LLC
  from Parent in exchange for
  membership units                             $     --       $     --       $  7,050       $  7,050
                                               ========       ========       ========       ========

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         ACME INTERMEDIATE HOLDINGS, LLC ("ACME Intermediate") is a holding company with no assets or independent operations other than its investment in ACME TELEVISION, LLC ("ACME TV"). ACME TV, through its subsidiaries, owns, operates and / or holds licenses or options to acquire six commercially licensed broadcast television stations (the "Stations") located throughout the United States.

         ACME Intermediate was formed on August 8, 1997. Upon formation, the Company received a contribution from ACME Television Holdings, LLC (ACME Parent) of ACME Parent's wholly-owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon") and ACME Television of Tennessee, LLC ("ACME Tennessee") and certain other assets. This contribution was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Intermediate has reflected the results of operations of the entities contributed for all of the periods presented.

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of June 30, 1998 and the results of operations for the three months ended June 30, 1998 have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of ACME TV and ACME Intermediate for the year ended December 31, 1997.

Note 2 - Acquisitions

         The Company was formed in 1997 and operated only one station (under a Local Marketing Agreement, an "LMA") - KWBP Channel 32, serving Portland, Oregon
- during the second quarter of 1997. In June 1997, the Company completed its acquisition of KWBP. During the fourth quarter of 1997, the Company completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

         In September 1997, the Company entered into a purchase agreement to acquire station KPLR Channel 11, serving St. Louis, Missouri, and effective October 1, 1997, began operating the station pursuant to an LMA. The acquisition was completed in March 1998, at which time the LMA was terminated. The total purchase price was $145 million. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of net assets acquired (including $83 million allocated to the FCC license) of approximately $62 million was recorded as goodwill and is being amortized on a straight line basis over 20 years.

         In early March 1998, the Company entered into an agreement to purchase station WTVK Channel 46, serving the Ft. Myers / Naples, Florida marketplace and began operating the station pursuant to an LMA. The Company received regulatory approvals and completed its acquisition of WTVK on June 30, 1998. In connection with this transaction, $1.045 million in membership units were issued to the sellers by ACME Parent, which was treated as a capital contribution to ACME TV through ACME Intermediate.

         The Company also owns a 49% interest in KUPX - Channel 16 (formerly
KZAR) serving the Salt Lake City, Utah marketplace and has exercised its option to acquire the remaining interests in the station which was granted its license from the FCC in May 1998. The Company and the majority owners of KUPX have entered into an agreement with another broadcaster in the Salt Lake City market to swap KUPX for KUWB Channel 30, which the Company has operated since April 1998 under an interim LMA. The swap of channels is subject to regulatory approvals.

         In January 1998 the Company acquired the interest to the construction permit for station KWBQ Channel 19 (formerly KAUO) serving the Albuquerque, New Mexico marketplace. The Company expects the station to be built and operational by January 1, 1999.

         The following table summarizes the operational status of each of the stations as of June 30, 1998:


Stations in Operation               Date of LMA        Date acquired
----------------------              -----------        -------------
Portland, Oregon                    January 1997       June 1997
St. Louis, Missouri                 October 1997       March 1998
Knoxville, Tennessee (1)                               October 1997
Ft. Myers / Naples, Florida         March 1998         June 1998
Salt Lake City, Utah                April 1998(2)      January 1998(3)

--------------
(1) Commenced operations in October 1997
(2) As to Station KUWB
(3) As to minority interest in KUPX


Station not in Operation            Date acquired
------------------------            -------------
Albuquerque, New Mexico             January XX, 1998

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

         The operating revenues of the Stations are derived primarily from the sale of advertising time. The stations sell commercial time during the programs to national, regional and local advertisers. Credit arrangements are determined on an individual customer basis. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. All such commission is reflected as deductions from gross revenues in the accompanying consolidated financial statements.

         The primary operating expenses of the Company consist of employee salaries, programming, advertising and promotional expenses and depreciation and amortization.

         The following table sets forth certain operating data for ACME Television and ACME Intermediate for the three months and six months ended June 30, 1998 and 1997:


                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                  ---------------------------    -------------------------
                                      1997          1998           1997            1998
                                    --------      --------        -------         -------
                                                     AMOUNTS IN THOUSANDS
Operating income (loss)             $  (684)      $(1,581)       $(1,309)         $(1,213)

 Add:

 Time brokerage agreement fees           --           171             --               228

 Program amortization                    --         1,186             --             2,195

 Depreciation and amortization          105         3,332            166             4,181

 Corporate expense                      157           689            419             1,362

 Less:

 Program payments                        --         1,002             --             2,153
                                    -------       -------        -------           -------

 Broadcast cash flow                $  (422)      $ 2,795        $  (724)          $ 4,601
                                    =======       =======        =======           =======


         "Broadcast cash flow" means operating income plus time brokerage fees, program amortization, depreciation and amortization, corporate expense and non-cash compensation, less scheduled program payments as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net broadcast revenues for the three months ended June 30, 1998 increased $10.8 million to $11.6 million compared to $751,000 for the three months ended June 30, 1997. This increase is due to the expansion in the number of the Company's operating stations as described in "Note 2 - Acquisitions" above. Net revenues increased $3.8 million for the three months ended June 30, 1998 compared to the three months ended March 31, 1998 as a result of increased sports revenues, increased market shares, new station start-ups and seasonally higher advertising rates.

         Operating expenses increased $11.7 million to $13.2 million compared to the prior year quarter's operating expense of $1.4 million. This increase was also due to the additional stations added since the second quarter of 1997. Operating expenses increased $5.8 million for the quarter ended June 30, 1998 compared to the three months ended March 31, 1998. This increase is due primarily to increased amortization of goodwill related to the acquisition of KPLR, seasonally higher program costs relating to sports rights fees and the start-up of new stations.

         Interest expense for the current year quarter was $4.0 million for ACME TV and $5.3 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $250,000 during the second quarter of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.

         Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, ACME Intermediate and ACME TV and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. The Company's Missouri operations, after deduction of allocable interest charges, generated a net taxable loss. The Company has not recognized the benefit of such a loss. The Company has recorded a tax benefit for the decrease on the deferred tax liability relating to the amortization of other intangibles, primarily for the FCC licenses, relating to the KPLR acquisition which are not deductible for tax purposes.

         The net loss for ACME TV and for ACME Intermediate for the three months ended June 30, 1998 was $5.1 million and $6.4 million, respectively, compared to a net loss of $931,000 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

         Broadcast cash flow for the three months ended June 30, 1998 was $2.8 million, compared to a ($422,000) broadcast cash flow for the corresponding quarter in 1997. This increase is attributable to the Company's profitable operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        Net broadcast revenues for the six months ended June 30, 1998 increased $17.9 million to $19.3 million compared to $1.4 million for the six months ended June 30, 1997. This increase is due to the expansion in the number of Company's operating stations as described in "Note 2 - Acquisitions" above.

        Operating expenses increased to $20.5 million compared to the prior year's six months operating expenses of $2.7 million. This increase was also due to the additional stations added since the second quarter of 1997.

        Interest expense for the current year was $7.7 million for ACME TV and $10.2 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $517,000 during the first six months of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.

        Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, ACME Intermediate and ACME TV and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. The Company's Missouri operations, after deduction of allocable interest charges, generated a net taxable loss, and a corresponding deferred tax benefit was recorded for the goodwill amortization.

        The net loss for ACME TV and for ACME Intermediate for the six months ended June 30, 1998 was $8.3 million and $10.9 million, respectively, compared to a net loss of $1.8 million for the comparable six months of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

        Broadcast cash flow for the six months ended June 30, 1998 was $4.6 million, compared to a ($724,000) broadcast cash flow for the corresponding six months in 1997. This increase is attributable to the Company's profitable operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used by operating activities were $79,000 during the six months ended June 30, 1998 compared to cash flows used by operating activities of $450,000 during the six months ended June 30, 1997, a decrease of $371,000. This decrease was primarily due to higher broadcast cash flow offset by seasonal working capital needs.

         Cash flows used in investing activities were $20.8 million during the six months ended June 30, 1998. There were no investing activities during the six months ended June 30, 1997. Cash flows used in investing activities during the six months ended June 30, 1998 related to capital expenditures principally related to the build-out of KUWB, the Company's acquisition of WTVK, and the CP acquisition for Channel 31 serving Springfield, Missouri. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its station in Albuquerque, New Mexico and the upgrade of its other stations and will be financed primarily through its $20 million capital equipment facility (of which approximately $18 million is still available at June 30, 1998) recently entered into with General Electric Capital Corporation ("GECC").

         Cash flows used in financing activities were $13.9 million related to $12 million in notes payable and additions to capital leases, net of repayments, during the six months ended June 30, 1998 compared to cash flows provided by financing activities of $450,000 related to founder contributions during the six months ended June 30, 1997. At June 30, 1998 there was an outstanding balance of $12,000,000 due under the Company's existing credit agreement facility with Canadian-Imperial Bank Corporation ("CIBC"). This facility allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of the Company, can be used to fund future acquisitions of broadcast stations and for general corporate purposes.

         The Company believes that internally generated funds from operations, financings under the Company's capital equipment facility and additional borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through additional borrowings under the existing CIBC credit agreement and through additional debt and equity financings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

 EXHIBIT
 NUMBER     EXHIBIT DESCRIPTION
 -------    -------------------
  10.1      Assignment Agreement, dated June 16, 1998, by and between ACME
            Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications), Carman-Harrison, LLC and Donald E. Holley.

  10.2 Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and ACME Television of Utah, LLC.

  10.3 Master Lease Agreement, dated June 30, 1998, by and between General Electric Capital Corporation and ACME Television, LLC.

  27.1      Financial Data Schedule for ACME Television, LLC

  27.2      Financial Data Schedule for ACME Intermediate Holdings, LLC

   (b) Reports on Form 8-K.

       The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACME TELEVISION, LLC

Date: August 14, 1998                         By: /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President

Date: August 14, 1998                         By: /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President/CFO
                                                  (principal financial officer)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACME INTERMEDIATE HOLDINGS, LLC

Date: August 14, 1998                         By: /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President

Date: August 14, 1998                         By: /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President/CFO
                                                  (principal financial officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER     EXHIBIT DESCRIPTION
 -------    -------------------
  10.1      Assignment Agreement, dated June 16, 1998, by and between ACME
            Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications), Carman-Harrison, LLC and Donald E. Holley and the
            Carman-Holly Partnership

  10.2 Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and ACME Television of Utah, LLC.

  10.3 Master Lease Agreement, dated June 30, 1998, by and between General Electric Capital Corporation and ACME Television, LLC.

  27.1      Financial Data Schedule for ACME Intermediate Holdings, LLC

  27.2      Financial Data Schedule for ACME Television, LLC