Form 10-Q/A
period 1998-06-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1998-09-28
CIK 1049510, 1049530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                  FORM 10-Q/A


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

                                  FORM 10-Q/A

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

                             See accompanying notes

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                           (Unaudited - in thousands)


                                                     THREE MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------
                                                  1997                        1998
                                        -------------------------     -------------------------
                                                         ACME                          ACME
                                           ACME      INTERMEDIATE       ACME       INTERMEDIATE
                                        TELEVISION     HOLDINGS       TELEVISION     HOLDINGS
                                        ----------   ------------     ----------   ------------
Broadcast revenues                       $    751       $    751       $ 11,570       $ 11,570

Operating expenses:
   Programming                                370            370          4,133          4,133
   Selling, general and
     administrative                           960            960          5,458          5,458
   LMA fees                                    --             --            228            228
   Depreciation and
     amortization                             105            105          3,332          3,332
                                         --------       --------       --------       --------
          Operating expenses                1,435          1,435         13,151         13,151

          Operating loss                     (684)          (684)        (1,581)        (1,581)

          Interest income                       3              3            115            115
          Interest expense                   (194)          (194)        (4,004)        (5,303)
                                         --------       --------       --------       --------
          Loss before taxes                  (875)          (875)        (5,470)        (6,769)

          Income tax benefit                   --             --            385            385
                                         --------       --------       --------       --------
            Net loss                     $   (875)      $   (875)      $ (5,085)      $ (6,384)

            Parent's
              contribution                 25,214         25,214          1,050          1,050

            Members' capital (deficit)
               at beginning of period        (442)          (442)        82,840         46,251
                                         --------       --------       --------       --------
            Members' capital at end
             of period                   $ 23,897       $ 23,897       $ 78,805       $ 40,917
                                         ========       ========       ========       ========



                             See accompanying notes

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                           (Unaudited - in thousands)


                                                  SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------
                                             1997                          1998
                                   --------------------------    -------------------------
                                                     ACME                         ACME
                                      ACME       INTERMEDIATE      ACME       INTERMEDIATE
                                   TELEVISION      HOLDINGS      TELEVISION      HOLDINGS
                                   ----------    ------------    ----------   ------------
Broadcast revenues                  $  1,396       $  1,396       $ 19,327       $ 19,327

Operating expenses:
   Programming                           657            657          6,463          6,463
   Selling, general and
      administrative                   1,882          1,882          9,668          9,668
   LMA fees                               --             --            228            228
   Depreciation and amortization         166            166          4,181          4,181
                                    --------       --------       --------       --------
          Operating expenses           2,705          2,705         20,540         20,540

          Operating loss              (1,309)        (1,309)        (1,213)        (1,213)

          Interest income                  3              3            188            188
          Interest expense              (461)          (461)        (7,683)       (10,194)
                                    --------       --------       --------       --------
          Loss before taxes           (1,767)        (1,767)        (8,708)       (11,219)

          Income tax benefit              --             --            365            365
                                    --------       --------       --------       --------
            Net loss                $ (1,767)      $ (1,767)      $ (8,343)      $(10,854)

            Parent's contribution     25,664         25,664          7,050          7,050

            Members' capital at
               beginning of period        --             --         80,098         44,721
                                    --------       --------       --------       --------
            Members' capital
                at end of period    $ 23,897       $ 23,897       $ 78,805       $ 40,917
                                    ========       ========       ========       ========



                             See accompanying notes

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                              SIX MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------
                                                         1997                          1998
                                              ----------------------------  --------------------------
                                                                 ACME                         ACME
                                                 ACME        INTERMEDIATE      ACME       INTERMEDIATE
                                              TELEVISION       HOLDINGS     TELEVISION      HOLDINGS
                                              ----------     ------------   ----------    ------------
Cash flows from operating activities:
Net loss                                       $ (1,767)      $ (1,767)      $ (8,343)      $(10,854)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
Depreciation and amortization                       166            166          4,181          4,181
Amortization of discount on
  Senior Notes and debt issuance costs               --             --          7,114          9,622
Changes in assets and liabilities:
 Increase in accounts receivables, net             (689)          (689)        (4,013)        (4,013)
 Increase in programming rights                      (9)            (9)        (1,108)        (1,108)
 Increase in prepaid expenses
   and other current assets                         (39)           (39)          (691)          (691)
 Decrease in deferred income taxes                   --             --           (345)          (345)
 Increase in accounts payable                       892            892            102            102
 Increase in accrued expenses                       722            722          4,304          4,304
 Increase in programming rights payable              --             --            450            450
 Decrease in other liabilities                       --             --         (1,730)        (1,727)
                                               --------       --------       --------       --------
    Net cash  provided by (used in)
      operating activities                         (724)          (724)           (79)           (79)
                                               --------       --------       --------       --------
Cash flows from investing activities:
 Purchase of property and equipment                (112)          (112)        (3,934)        (3,934)
 Cash acquired in acquisition                        --             --            779            779
 Purchase of Ft. Myers / Naples Station              --             --        (14,445)       (14,445)
 Increase in investment in affiliates
  and other broadcast assets                       (650)          (650)        (2,975)        (2,975)
 Other                                               --             --           (215)          (215)
                                               --------       --------       --------       --------
    Net cash used in investing activities          (762)          (762)       (20,790)       (20,790)
                                               --------       --------       --------       --------

Cash flows from financing activities:
  Contribution from parent                        2,589          2,589             --             --
  Increase in notes payable to banks                 --             --         12,000         12,000
  Additional capital leases, net of
    repayments                                       --             --          1,935          1,935
                                               --------       --------       --------       --------
    Net cash provided by
      financing activities                        2,589          2,589         13,935         13,935
                                               --------       --------       --------       --------

Net increase (decrease) in cash                   1,103          1,103         (6,934)        (6,934)

Cash at beginning of period                          --             --          8,820          8,820
                                               --------       --------       --------       --------
Cash at end of period                          $  1,103       $  1,103       $  1,886       $  1,886
                                               ========       ========       ========       ========

Supplemental disclosures of
  cash flow information:

  Cash paid during the period for:

    Interest                                   $    405       $    405       $    121       $    121
    Income taxes                                     --             --             --             --
                                               ========       ========       ========       ========
Non cash transactions:
 Contribution of station assets
  from Parent in exchange for
  membership units                             $ 23,075       $ 23,075       $  7,050       $  7,050
                                               ========       ========       ========       ========



                             See accompanying notes

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

--------------
(1) Commenced operations in October 1997
(2) As to Station KUWB
(3) As to minority interest in KUPX


Station not in Operation            Date acquired
------------------------            -------------
Albuquerque, New Mexico             January __, 1998

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


         Interest expense for the current year quarter was $4.0 million for ACME TV and $5.3 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $194,000 during the second quarter of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.


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


         The net loss for ACME TV and for ACME Intermediate for the three months ended June 30, 1998 was $5.1 million and $6.4 million, respectively, compared to a net loss of $875,000 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.


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


        Interest expense for the current year was $7.7 million for ACME TV and $10.2 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $461,000 during the first six months of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.


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

LIQUIDITY AND CAPITAL RESOURCES


         Cash flows used by operating activities were $79,000 during the six months ended June 30, 1998 compared to cash flows used by operating activities of $724,000 during the six months ended June 30, 1997, a decrease of $645,000. This decrease was primarily due to higher broadcast cash flow offset by seasonal working capital needs.



         Cash flows used in investing activities were $20.8 million during the six months ended June 30, 1998, compared to $762,000 used in investing activities during the six months ended June 30, 1997. Cash flows used in investing activities during the six months ended June 30, 1998 related to capital expenditures principally related to the build-out of KUWB, the Company's acquisition of WTVK, and the CP acquisition for Channel 31 serving Springfield, Missouri. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its station in Albuquerque, New Mexico and the upgrade of its other stations and will be financed primarily through its $20 million capital equipment facility (of which approximately $18 million is still available at June 30, 1998) recently entered into with General Electric Capital Corporation ("GECC").


         Cash flows used in financing activities were $13.9 million related to $12 million in notes payable and additions to capital leases, net of repayments, during the six months ended June 30, 1998 compared to cash flows provided by financing activities of $2.6 million related to parent contributions during the six months ended June 30, 1997. At June 30, 1998 there was an outstanding balance of $12,000,000 due under the Company's existing credit agreement facility with Canadian-Imperial Bank Corporation ("CIBC"). This facility allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of the Company, can be used to fund future acquisitions of broadcast stations and for general corporate purposes.

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

                                              ACME TELEVISION, LLC

Date: September 28, 1998                      By: /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President

Date: September 28, 1998                      By: /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President/CFO
                                                  (principal financial officer)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACME INTERMEDIATE HOLDINGS, LLC

Date: September 28, 1998                      By: /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President

Date: September 28, 1998                      By: /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President/CFO
                                                  (principal financial officer)

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