Form 10-Q
period 1998-09-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1998-11-16
CIK 1049510, 1049530

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
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

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                WHICH REGISTERED
---------------------------------                       ------------------------
              None                                               None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

100% of the membership units of ACME TELEVISION, LLC are owned directly or indirectly by ACME INTERMEDIATE HOLDINGS, LLC. 92% of the membership units of ACME INTERMEDIATE HOLDINGS, LLC are owned by ACME Television Holdings, LLC. Such membership units are not publicly traded and have no quantifiable market value.

Indicate the number of membership units outstanding of each of ACME Television, LLC's classes of equity as of the latest practicable date: At November 13, 1998, there were outstanding 200 membership units, without par value.

Indicate the number of membership units outstanding of each of ACME Intermediate Holdings, LLC's classes of equity, as of the latest practicable date: At November 13, 1998, there were 895,425 membership units without par value.

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                                    FORM 10-Q



                                TABLE OF CONTENTS



ITEM NUMBER
                                                                                               Page
PART I - FINANCIAL STATEMENTS

Item 1.     FINANCIAL STATEMENTS

            Introductory Comments                                                                3

            ACME INTERMEDIATE HOLDINGS, LLC and ACME TELEVISION, LLC and
               Subsidiaries

                  Consolidated Balance Sheets as of December 31, 1997 and
                    September 30, 1998                                                           4

                  Consolidated Statements of Operations and Members' Capital
                    for the Three Months Ended September 30, 1998 and
                    September 30, 1997                                                           5

                  Consolidated Statements of Operations and Member' Capital for
                    the Nine Months Ended September 30, 1998 and September
                    30, 1997                                                                     6

                  Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1998 and September 30, 1997                              7

                  Notes to Consolidated Financial Statements                                     8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                               11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                   14

Item 6.     Exhibits and Reports on Form 8-K                                                    14

SIGNATURES                                                                                      15

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

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                           Consolidated Balance Sheets

                           (Unaudited - In thousands)



                                                                    DECEMBER 31, 1997                  SEPTEMBER 30, 1998
                                                              ----------------------------       ------------------------------
                                                                                  ACME                                ACME
                                                                 ACME         INTERMEDIATE          ACME           INTERMEDIATE
                         ASSETS                               TELEVISION        HOLDINGS         TELEVISION          HOLDINGS
                                                              ----------      ------------       ----------        ------------
Current assets:
    Cash and cash equivalents                                 $   8,820         $   8,820         $   1,288         $   1,288
    Accounts receivable, net                                        699               677             8,812             8,812
    Due from affiliates                                             162                54               132                39
    Current portion of program broadcast rights                     614               614             4,416             4,416
    Prepaid expenses and other assets                             3,032             3,060               823               823
    Deferred income taxes                                            --                --               342               342
                                                              ---------         ---------         ---------         ---------

                Total current assets                             13,327            13,225            15,813            15,720

Property and equipment, net                                       7,346             7,346            13,131            13,131
Program broadcast rights, less current
    portion                                                         587               587            10,322            10,322
Intangible assets, net                                           36,004            36,004           230,574           230,574
Investment in affiliates                                             --                --             5,766             5,766
Deposits                                                        143,000           143,000               163               163
Other assets                                                     17,418            19,010            10,624            12,223
                                                              ---------         ---------         ---------         ---------

                                                              $ 217,682         $ 219,172         $ 286,393         $ 287,899
                                                              =========         =========         =========         =========


            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Accounts payable                                          $   3,361         $   3,363         $   2,669         $   2,669
    Accrued expenses                                                651               651             6,363             6,363
    Notes payable to banks                                           --                --             8,000             8,000
    Current portion of program rights payable                       653               653             6,825             6,825
    Current portion of obligations under lease                      292               292               819               819
    Other current liabilities                                        --                --                --                28
                                                              ---------         ---------         ---------         ---------

                Total current liabilities                         4,957             4,959            24,676            24,704

Program broadcast rights payable, net of
    current portion                                               1,351             1,351             8,204             8,204
Obligations under lease, net of current
    portion                                                         443               443             2,457             2,457
Deferred taxes                                                       --                --            33,140            33,140
Other liabilities                                                    --                --             1,654             1,654
Senior discount notes                                           130,833           130,833           141,598           141,598
Senior secured notes                                                 --            36,863                --            40,668
                                                              ---------         ---------         ---------         ---------

                Total liabilities                               137,584           174,449           211,729           252,425
                                                              ---------         ---------         ---------         ---------

Members' deficit                                                 85,516            51,357            92,561            58,400
Accumulated deficit                                              (5,418)           (6,634)          (17,897)          (22,926)
                                                              ---------         ---------         ---------         ---------

                Total members' capital                           80,098            44,723            74,664            35,474
                                                              ---------         ---------         ---------         ---------

                Total liabilities and members' capital        $ 217,682         $ 219,172         $ 286,393         $ 287,899
                                                              =========         =========         =========         =========

See accompanying notes to consolidated financial statements.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           Consolidated Statements of Operations and Members' Capital

                           (Unaudited - In thousands)


                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                        --------------------------------------------------------------
                                                                   1997                              1998
                                                        ----------------------------      ----------------------------
                                                                            ACME                              ACME
                                                           ACME         INTERMEDIATE         ACME         INTERMEDIATE
                                                        TELEVISION        HOLDINGS        TELEVISION        HOLDINGS
                                                        ----------      ------------      ----------      ------------
Broadcast revenues                                       $    759         $    759         $ 11,805         $ 11,805

Operating expenses:
    Programming                                               439              439            4,610            4,610
    Selling, general and administrative                     1,291            1,291            5,234            5,234
    LMA fees                                                   --               --               --               --
    Depreciation and amortization                             385              385            3,534            3,534
                                                         --------         --------         --------         --------

                Operating expenses                          2,115            2,115           13,378           13,378

                Operating loss                             (1,356)          (1,356)          (1,573)          (1,573)

Interest income                                                (3)              (3)              20               20
Interest expense                                             (112)            (112)          (4,102)          (5,404)
Gain on sale of asset                                          --               --            1,112            1,112
                                                         --------         --------         --------         --------

                Loss before taxes                          (1,471)          (1,471)          (4,543)          (5,845)

Income tax benefit                                             --               --              402              402
                                                         --------         --------         --------         --------

                Net loss                                   (1,471)          (1,471)          (4,141)          (5,443)

Parent's contribution                                      59,852           21,537               --               --

Unit offering                                                  --            4,162               --               --

Members' capital (deficit) at beginning of period          23,897           23,897           78,805           40,917
                                                         --------         --------         --------         --------

Members' capital at end of period                        $ 82,278         $ 48,125         $ 74,664         $ 35,474
                                                         ========         ========         ========         ========


See accompanying notes to consolidated financial statements.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

           Consolidated Statements of Operations and Members' Capital

                           (Unaudited - In thousands)


                                                              NINE MONTHS ENDED SEPTEMBER 30
                                              --------------------------------------------------------------
                                                         1997                              1998
                                              ----------------------------      ----------------------------
                                                                  ACME                              ACME
                                                 ACME         INTERMEDIATE         ACME         INTERMEDIATE
                                              TELEVISION        HOLDINGS        TELEVISION        HOLDINGS
                                              ----------      ------------      ----------      ------------
Broadcast revenues                             $  2,155         $  2,155         $ 31,132         $ 31,132

Operating expenses:
    Programming                                   1,096            1,096           11,073           11,073
    Selling, general and administrative           3,173            3,173           14,902           14,902
    LMA fees                                         --               --              228              228
    Depreciation and amortization                   551              551            7,715            7,715
                                               --------         --------         --------         --------

                Operating expenses                4,820            4,820           33,918           33,918

                Operating loss                   (2,665)          (2,665)          (2,786)          (2,786)

Interest income                                      --               --              208              208
Interest expense                                   (573)            (573)         (11,785)         (15,600)
Gain on sale of asset                                --               --            1,112            1,112
                                               --------         --------         --------         --------

                Loss before taxes                (3,238)          (3,238)         (13,251)         (17,066)

Income tax benefit                                   --               --              767              767
                                               --------         --------         --------         --------

                Net loss                         (3,238)          (3,238)         (12,484)         (16,299)

Parent's contribution                            85,516           47,201            7,050            7,050

Unit Offering                                        --            4,162               --               --

Members' capital at beginning of period              --               --           80,098           44,723
                                               --------         --------         --------         --------

Members' capital at end of period              $ 82,278         $ 48,125         $ 74,664         $ 35,474
                                               ========         ========         ========         ========


See accompanying notes to consolidated financial statements.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                      Consolidated Statements of Cash Flows

                           (Unaudited - In thousands)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                -----------------------------------------------------------------
                                                                            1997                               1998
                                                                -----------------------------       -----------------------------
                                                                                     ACME                                ACME
                                                                   ACME          INTERMEDIATE          ACME          INTERMEDIATE
                                                                TELEVISION         HOLDINGS         TELEVISION         HOLDINGS
                                                                ----------       ------------       ----------       ------------
Cash flows from operating activities:
    Net loss                                                    $  (3,238)        $  (3,238)        $ (12,484)        $ (16,299)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
     Depreciation and amortization                                    551               551             7,715             7,715
     Amortization of discount on Senior Notes
     and debt issuance costs                                           --                --            10,765            14,580
     Gain on sale of construction permit                               --                --            (1,112)           (1,112)
     Changes in assets and liabilities:
     Increase in accounts receivables, net                           (405)             (405)           (3,794)           (3,794)
     Increase in programming rights                                  (102)             (102)           (5,545)           (5,545)
     Increase in prepaid expenses and
       other current assets                                          (201)             (201)             (303)             (303)
     Decrease in deferred income taxes                                 --                --              (560)             (560)
     Increase (decrease) in accounts payable                          714               714              (538)             (538)
     Increase in accrued expenses                                     499               499             1,771             1,771
     Increase in programming rights payable                          (150)             (150)            4,767             4,767
     Increase in other liabilities                                     --                --               118               118
                                                                ---------         ---------         ---------         ---------

     Net cash provided by (used in) operating activities           (2,332)           (2,332)              800               800
                                                                ---------         ---------         ---------         ---------

Cash flows from investing activities:
     Deposit relating to station acquisition                     (143,016)         (143,016)               --                --
     Increase in other assets                                      (2,920)           (2,920)             (786)             (786)
     Increase (decrease) in accounts payable                        1,500             1,500              (115)             (115)
     Decrease in other liabilities                                     --                --              (828)             (828)
     Increase in accrued expenses                                   3,453             3,453             1,281             1,281
     Purchase of property and equipment                            (2,963)           (2,963)           (3,990)           (3,990)
     Increase in notes receivable                                  (1,811)           (1,811)               --                --
     Cash acquired in acquisition                                      --                --               779               779
     Purchase of station                                               --                --           (14,450)          (14,450)
     Purchase of construction permit                                   --                --            (2,225)           (2,225)
     Sale of construction permit                                       --                --             3,337             3,337
                                                                ---------         ---------         ---------         ---------

Net cash used in investing activities                            (145,757)         (145,757)          (16,997)          (16,997)
                                                                ---------         ---------         ---------         ---------

Cash flows from financing activities:
     Increase (decrease) in other assets                           (7,041)           (8,584)              213               213
     Increase (decrease) in accounts payable                           82                82            (1,044)           (1,044)
     Increase in accrued expenses                                   3,824             3,824                31                31
     Issuance of Senior Discount Notes                            127,370           127,370                --                --
     Issuance of Senior Secured Discount Notes                         --            35,650                --                --
     Contribution from parent                                      47,565             9,296                --                --
     Issuance of Units                                                 --             4,162                --                --
     Increase in notes payable to bank, net of repayments           3,500             3,500             8,000             8,000
     Additional capital leases, net of repayments                      --                --             1,465             1,465
                                                                ---------         ---------         ---------         ---------

     Net cash provided by financing activities                    175,300           175,300             8,665             8,665
                                                                ---------         ---------         ---------         ---------

     Net increase (decrease) in cash                               27,211            27,211            (7,532)           (7,532)

     Cash at beginning of period                                       --                --             8,820             8,820
                                                                ---------         ---------         ---------         ---------

     Cash at end of period                                      $  27,211         $  27,211         $   1,288         $   1,288
                                                                =========         =========         =========         =========

                                   (Continued)

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                Consolidated Statements of Cash Flows, Continued

                           (Unaudited - In thousands)


                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                           --------------------------------------------------------------
                                                                      1997                              1998
                                                           ----------------------------      ----------------------------
                                                                               ACME                             ACME
                                                              ACME         INTERMEDIATE        ACME          INTERMEDIATE
                                                           TELEVISION        HOLDINGS        TELEVISION        HOLDINGS
                                                           ----------      ------------      ----------      ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                             $   540          $   540          $   422          $   422
       Income taxes                                              --               --               --               --
                                                            =======          =======          =======          =======

Noncash transactions:
     Contribution of station assets from parent
       in exchange for membership units                     $23,075          $23,075          $ 7,050          $ 7,050
     Due from Affiliates                                     14,876           14,830               --               --
                                                            =======          =======          =======          =======


See accompanying notes to consolidated financial statements.

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

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of September 30, 1998 and the results of operations for the three months ended September 30, 1998 have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of ACME TV and ACME Intermediate for the year ended December 31, 1997.


NOTE 2 - ACQUISITIONS

      The Company was formed in 1997 and operated only one station (under a Local Marketing Agreement, an "LMA") - KWBP Channel 32, serving Portland, Oregon - during the second quarter of 1997. In September 1997, the Company completed its acquisition of KWBP. During the fourth quarter of 1997, the Company completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

      In September 1997, the Company entered into a purchase agreement to acquire station KPLR Channel 11, serving St. Louis, Missouri, and effective October 1, 1997, began operating the station pursuant to an LMA. The acquisition was completed in March 1998, at which time the LMA was terminated. The total purchase price was $145 million. The acquisition was accounted for under the purchase method. The

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

              Notes to Consolidated Financial Statements, Continued

                                   (Unaudited)



      excess of the purchase price over the fair value of net assets acquired (including $83 million allocated to the FCC license) of approximately $62 million was recorded as goodwill and is being amortized on a straight line basis over 20 years.

      In early March 1998, the Company entered into an agreement to purchase station WTVK Channel 46, serving the Ft. Myers / Naples, Florida marketplace and began operating the station pursuant to an LMA. The Company received regulatory approvals and completed its acquisition of WTVK on June 30, 1998 for a purchase price of approximately $15.6 million. In connection with this transaction, $1.045 million in membership units were issued to the sellers by ACME Parent, which was treated as a capital contribution to ACME TV through ACME Intermediate.

      The Company also owns a 49% interest in KUPX - Channel 16 (formerly KZAR) serving the Salt Lake City, Utah marketplace and has exercised its option to acquire the remaining interests in the station which was granted its license from the FCC in May 1998. The acquisition of this remaining interest has not yet been completed, is subject to regulatory approvals and is not reflected in the accompanying financial statements. The Company and the majority owners of KUPX have entered into an agreement with another broadcaster in the Salt Lake City market to swap KUPX for KUWB Channel 30, which the Company has operated since April 1998 under an interim LMA. The swap of channels is subject to regulatory approvals.

      In January 1998 the Company acquired the construction permit for station KWBQ Channel 19 (formerly KAUO) serving the Albuquerque, New Mexico marketplace. The Company expects the station to be built and operational by January 1999.

      The following table summarizes the operational status of each of the stations as of September 30, 1998:

       STATIONS IN OPERATION          DATE OF LMA         DATE ACQUIRED
     ---------------------------   -------------------  ------------------
     Portland, Oregon              January 1997         June 1997
     St. Louis, Missouri           October 1997         March 1998
     Knoxville, Tennessee (1)                           October 1997
     Ft. Myers / Naples,           March 1998           June 1998
        Florida
     Salt Lake City, Utah - KUWB   April 1998
     Salt Lake City, Utah - KUPX                        January 1998(2)

     (1)  Commenced operations in October 1997.
     (2)  49% interest.

          STATION NOT IN OPERATION              DATE ACQUIRED
     -----------------------------------   -------------------------
     Albuquerque, New Mexico               January 1998


      In January 1998, ACME Television Licenses of Tennessee, LLC, which is wholly owned by ACME TV, became the applicant for a construction permit ("CP") for KWMB TV in Harrison, Arkansas through a settlement agreement with other applicants. The CP was subsequently assigned to Carman-Harrison LLC on September 11, 1998 resulting in a gain of $1,112,000 recognized by the Company at September 30, 1998.


NOTE 3 - RECENT PRONOUNCEMENTS

      In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for fiscal

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

              Notes to Consolidated Financial Statements, Continued

                                   (Unaudited)

      periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company believes SFAS No. 130 will not have an effect on the manner in which the Company currently reports.

      In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company does not divide its business into segments and, accordingly, does not believe SFAS No. 131 will have any applicability to the Company's financial reporting.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is determining the effect of SFAS 133 on its financial statements.

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

The following table sets forth certain operating data for ACME Television and ACME Intermediate for the three months and nine months ended September 30, 1998 and 1997:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30                       SEPTEMBER 30
                                          -------------------------           -------------------------
                                           1997              1998              1997              1998
                                          -------           -------           -------           -------
Operating income (loss)                   $(1,356)           (1,573)           (2,665)           (2,786)
Add:
   Time brokerage agreement fees               --                --                --               228
   Program amortization                       484             1,597               484             3,792
   Depreciation and amortization              385             3,534               551             7,715
   Corporate expense                          323               498               742             1,861
Less:
   Program payments                          (425)           (1,446)             (425)           (3,599)
                                          -------           -------           -------           -------

         Broadcast cash flow              $  (589)            2,610            (1,313)            7,211
                                          =======           =======           =======           =======


"Broadcast cash flow" means operating income plus time brokerage fees, program amortization, depreciation and amortization and corporate expense, less scheduled program payments as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. However, the Company's definition of broadcast cash flow may not be comparable to similarly titled measures presented by other companies. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net broadcast revenues for the three months ended September 30, 1998 increased $11.1 million to $11.8 million compared to $759,000 for the three months ended September 30, 1997. This increase is due primarily to the expansion in the number of the Company's operating stations as described in "Note 2 - Acquisitions" above. Net revenues increased $241,000 for the three months ended September 30, 1998 compared to the three months ended June 30, 1998 as a result of increased sports revenues and increased market shares, offset somewhat by seasonably lower advertising rates.

Operating expenses increased $11.3 million to $13.4 million compared to the prior year quarter's operating expense of $2.1 million. This increase was also due to the additional stations added since the third quarter of 1997. Operating expenses increased $231,000 for the quarter ended September 30, 1998 compared to the three months ended June 30, 1998. This increase is due primarily to the increased program costs attributable to barter contracts.

Interest expense for the current year quarter was $4.1 million for ACME TV and $5.4 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $112,000 during the third quarter of 1997 represents interest on ACME TV's revolving credit facility.

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

The Company recorded a gain of $1.1 million in the current year quarter related to the assignment of a construction permit which it acquired earlier in the year.

The net loss for ACME TV and for ACME Intermediate for the three months ended September 30, 1998 was $4.1 million and $5.4 million, respectively, compared to a net loss of $1.5 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

Broadcast cash flow for the three months ended September 30, 1998 was $2.6 million, compared to a negative broadcast cash flow of $587,000 for the corresponding quarter in 1997. This increase is attributable primarily to the Company's operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net broadcast revenues for the nine months ended September 30, 1998 increased $28.9 million to $31.1 million compared to $2.2 million for the nine months ended September 30, 1997. This increase is due primarily to the expansion in the number of Company's operating stations as described in "Note 2 - Acquisitions" above.

Operating expenses increased $29.1 million to $33.9 million compared to the prior year's nine months operating expenses of $4.8 million. This increase was also due to the additional stations added since the third quarter of 1997.

Interest expense for the current year was $11.8 million for ACME TV and $15.6 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the Company's September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $573,000 during the first nine months of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period, and interest expense related to ACME TV's revolving credit facility.

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

The Company recorded a gain of $1.1 million during the nine months ended September 30, 1998 related to the purchase and subsequent assignment of a construction permit serving Harrison, Arkansas.

The net loss for ACME TV and for ACME Intermediate for the nine months ended September 30, 1998 was $12.5 million and $16.3 million, respectively, compared to a net loss of $3.2 million for the comparable nine months of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

Broadcast cash flow for the nine months ended September 30, 1998 was $7.2 million, compared to a negative broadcast cash flow of $1.3 million for the corresponding nine months in 1997. This increase is attributable primarily to the Company's profitable operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $800,000 during the nine months ended September 30, 1998 compared to cash flows used by operating activities of $23 million during the nine months ended September 30, 1997, an increase of $3.1 million. This increase was primarily due to higher broadcast cash flow offset by increased working capital needs.

Cash flows used in investing activities were $17.0 million during the nine months ended September 30, 1998 compared to $145.8 million used in investing activities during the nine months ended September 30, 1997. Cash flows used in investing activities during the nine months ended September 30, 1998 related to the Company's acquisition of WTVK and to capital expenditures principally related to the build-out of KUWB, offset by net cash provided by the Company's CP acquisition and subsequent assignment of Channel 31 serving Harrison, Arkansas. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its station in Albuquerque, New Mexico and the upgrade of its other stations and will be financed primarily through its $20 million capital equipment facility (of which approximately $16.7 million is still available at September 30, 1998) entered into with General Electric Capital Corporation ("GECC") earlier this year.

Cash flows provided by financing activities during the nine months ended September 30, 1998 were $8.665 million related to increases in notes payable and additions to capital leases, net of repayments and paydowns of prior year-end financing related liabilities, compared to cash flows provided by financing activities during the prior year corresponding period related to parent contributions, the Company's September 30, 1997 issuance of membership interests in ACME Intermediate and notes in ACME Intermediate and ACME TV, and bank borrowings of $3.5 million. At September 30, 1998 there was an outstanding balance of $8 million due under the Company's existing credit agreement facility with Canadian-Imperial Bank Corporation ("CIBC"). This facility allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of the Company, can be used to fund future acquisitions of broadcast stations and for general corporate purposes.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      EXHIBITS

    EXHIBIT
    NUMBER                           EXHIBIT DESCRIPTION
----------------   -------------------------------------------------------------
     *4.1          Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as
                   Issuers, the Guarantors named therein, and Wilmington Trust
                   Company.

     27.1          Financial Data Schedule for ACME Television, LLC

     27.2          Financial Data Schedule for ACME Intermediate Holdings, LLC

-----------
*  Filed herewith.


      (b)      REPORTS ON FORM 8-K.

      The Company filed no reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME TELEVISION, LLC

Date:  November 16, 1998                     By: /s/ Douglas E. Gealy
                                             -----------------------------------
                                             Douglas E. Gealy, President


Date:  November 16, 1998                     By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME INTERMEDIATE HOLDINGS, LLC

Date:  November 16, 1998                     By: /s/ Douglas E. Gealy
                                             -----------------------------------
                                             Douglas E. Gealy, President


Date:  November 16, 1998                     By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                           EXHIBIT DESCRIPTION
----------------   -------------------------------------------------------------

      4.1 Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as Issuers, the Guarantors named therein, and Wilmington Trust Company.

     27.1          Financial Data Schedule for ACME Television, LLC

     27.2          Financial Data Schedule for ACME Intermediate Holdings, LLC