Form 10-K/A
period 1997-12-31
ACME TELEVISION LLC
filed 1998-12-18
CIK 1049510

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          SPECIAL FINANCIAL REPORT ON

                                  FORM 10-K/A


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


                        COMMISSION FILE NUMBER 333-40281


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

<APTION>
                                                              YEAR ENDED
                                                          DECEMBER 31, 1997
                                                          -----------------
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


On December 15, 1997, the Company acquired the 49% interest in the licensee of Station KZAR, paid $3 million to acquire the option and loaned the sellers $4 million. This 49% interest is accounted for using the equity method. In the event the Company exercises the option to acquire the remaining 51%, the $4 million loan will be applied against the remaining purchase price. In addition, the Company considers the $3 million paid to acquire the option as part of the purchase price. Accordingly, at December 31, 1997, the amount paid to acquire the option and the loan have been included in other non-current assets.

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interest in the license of Station KZAR in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company did not record the $6 million investment or increase in capital until the consideration was issued in January of 1998.


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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ JAMIE KELLNER                      Chairman of the Board and Chief   April 10, 1998
-----------------------------------------------------  Executive Officer
                    Jamie Kellner

                /s/ DOUGLAS GEALY                      President, Chief Operating        April 10, 1998
-----------------------------------------------------  Officer, Secretary and Director
                    Douglas Gealy

                  /s/ THOMAS ALLEN                     Executive Vice President, Chief   April 10, 1998
-----------------------------------------------------  Financial Officer and Director
                    Thomas Allen

                /s/ THOMAS ALLEN                       Majority Member                   April 10, 1998
-----------------------------------------------------
ACME INTERMEDIATE HOLDINGS, LLC
By: Thomas Allen
Title: Executive Vice President and Chief
       Financial Officer