Form 10-Q/A
period 1998-09-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-03-02
CIK 1049510, 1049530

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                  FORM 10-Q/A

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

                                ----------------

                        2101 E. FOURTH STREET, SUITE 202
                              SANTA ANA, CA 92705
                                  (714) 245-9499
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

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

Year 2000

The Company is currently in the process of evaluating potential Year 2000 (Y2K) issues for its internal information technology (IT) and non-IT systems (non-IT systems include but are not limited to systems such as broadcast equipment, editing equipment, cameras, microphones, telephone/PBX systems, fax machines, etc.) It is also in the process of evaluating potential Y2K issues that would involve third parties with which the Company has material relationships (suppliers and customers).

All internal software and hardware is purchased or leased from third party vendors. The Company does not employ or contract computer programmers to write Company-specific applications. The Company has been advised by suppliers of its material software applications that such applications are Y2K "compliant". At this time, the Company is not aware of any significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, but this is subject to change as the evaluation and compliance testing process continues. The Company expects to be able to successfully implement any software or hardware changes that may be necessary to address Y2K IT and non-IT readiness issues. Based upon preliminary estimates, the Company does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance however that there will not be increased costs associated with the implementation of any such changes.

Although the Company has begun the process of polling key third parties to gain an understanding of their Y2K readiness, we have not yet received sufficient responses to adequately assess their readiness. The Company cannot guarantee that Year 2000 compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet formulated a contingency plan to address difficulties that may arise from Year 2000 noncompliance of its internal IT and non-IT systems or those of key third parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME TELEVISION, LLC

Date:  March 2, 1999                         By: /s/ Doug Gealy
                                             -----------------------------------
                                             Doug Gealy, President


Date:  March 2, 1999                         By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME INTERMEDIATE HOLDINGS, LLC

Date:  March 2, 1999                         By: /s/ Doug Gealy
                                             -----------------------------------
                                             Doug Gealy, President


Date:  March 2, 1999                         By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)