Form 10-K
period 1998-12-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-03-31
CIK 1049510, 1049530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            COMMISSION FILE NUMBERS:

        ACME Intermediate Holdings, LLC                               333-40277
        ACME Television, LLC                                          333-40281

                                 ---------------

                              ACME TELEVISION, LLC
                                       AND
                         ACME INTERMEDIATE HOLDINGS, LLC
            (Exact name of registrants as specified in their charter)

                                 ---------------

Delaware                            ACME Intermediate Holdings, LLC             52-2050589
Delaware                                 ACME Television, LLC                   52-2050588
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                               Identification No.)

                                 ---------------

                        2101 E. FOURTH STREET, SUITE 202
                               SANTA ANA, CA 92705
                                 (714) 245-9499
          (Address and Telephone Number of Principal Executive Offices)

                                 ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

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

The number of membership units outstanding of each of ACME Television, LLC's classes of equity at March 31, 1999, were 200 membership units, without par value.

The number of membership units outstanding of each of ACME Intermediate Holdings, LLC's classes of equity at March 31, 1999, were 910,986 membership units without par value.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                           ANNUAL REPORT ON FORM 10-K
                      For the year ended December 31, 1998

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I
Item 1. Description of Business ............................................................           3
Item 2. Properties .........................................................................          11
Item 3. Legal Proceedings ..................................................................          11
Item 4. Submission of Matters to a Vote of Security Holders ................................          11

PART II
Item 5. Market for Membership Units and Related Member Matters .............................          12
Item 6. Selected Financial Data ............................................................          12
Item 7. Management's Discussion and Analysis ...............................................          12
Item 8. Financial Statements and Supplementary Data:
        Independent Auditors' Report .......................................................          15
        Consolidated Balance Sheets ........................................................          16
        Consolidated Statements of Operations ..............................................          17
        Consolidated Statements of Members' Capital ........................................          18
        Consolidated Statements of Cash Flows ..............................................          19
        Notes to Consolidated Financial Statements .........................................          20
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          30

PART III
Item  10. Directors and Executive Officers of the Registrant ...............................          30
Item  11. Executive Compensation ...........................................................          31
Item  12. Security Ownership of Certain Beneficial Owners and Management ...................          33
Item  13. Certain Relationships and Related Transactions ...................................          34

PART IV
Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................          34
          Exhibit
          Exhibit  21.0 Subsidiaries
          Schedule II - Valuation and Qualifying Accounts

This document contains forward-looking statements. In addition, when used in this document, the words "intends to", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements. Differences could come about as a result of various important factors including but not limited to: the impact of changes in national and regional economies, successful integration of acquired television stations, completion of pending acquisitions, pricing fluctuations in local and national advertising, implementation of Year 2000 compliance measures, and volatility in programming costs. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Certain Definitions and Market and Industry Data

Unless otherwise indicated, information set forth herein as to designated market area, rank demographic statistics, station audience and revenue share and number of commercial broadcasters is as currently reported by BIA Publications, Inc. or by A.C. Nielsen Company. Set forth below are certain terms commonly used in the broadcast television industry that are used throughout this report. Unless the context otherwise requires, such terms shall have the respective meanings set forth below.

DMA..............................   Designated Market Area.  There are 211 DMAs
                                    in the United States with each county in the
                                    continental United States assigned uniquely
                                    to one DMA.  Ranking of DMAs is based upon
                                    Nielsen Media Research estimates of the
                                    number of television households.

LMA..............................   Local marketing agreement, time brokerage
                                    agreement or similar arrangement between a
                                    broadcaster and a station licensee pursuant
                                    to which the broadcaster provides
                                    programming to, sells advertising time for
                                    and funds operating expenses for the
                                    applicable station, manages certain station
                                    activities, and retains the advertising
                                    revenues of such station, in exchange for
                                    fees paid to the licensee.

Syndicated programming...........   Programming purchased from production
                                    studios to be broadcast during non-network
                                    time periods. Syndicated programming
                                    includes both original programming and
                                    previously broadcast programming.

                                     PART 1

ITEM 1. BUSINESS

This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its subsidiary, ACME Television, LLC ("ACME Television"). Separate financial information has been provided for each entity and, where appropriate, separate disclosure. Unless the context requires otherwise, references to the "Company" refers to both ACME Intermediate and ACME Television.


ACME Intermediate is a holding company with no assets or independent operations other than its investment in it's wholly-owned subsidiary, ACME Television. The Company, through its subsidiaries, owns and/or operates six commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States.

Formation

ACME Intermediate and ACME Television were formed in August 1997. Upon formation, ACME Intermediate received a contribution from its parent holding company, ACME Television Holdings, LLC ("ACME Parent"), of ACME Parent's wholly owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon") and ACME Television of Tennessee, LLC ("ACME Tennessee") and certain other net assets. This contribution of $25.4 million (including cash of $2.4 million) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control. ACME Intermediate, in turn, contributed these assets to ACME Television in exchange for membership units in ACME Television.

In addition, in September 1997, ACME Parent made an additional contribution of $21.7 million in exchange for membership units in ACME Intermediate. ACME Intermediate, on that same date, made a contribution of $60 million to ACME Television in exchange for membership units in ACME Television.

ACME Parent owns, directly and indirectly, approximately 92% of the outstanding members units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding members units of the Company.

Strategy

The Company's general strategy is to selectively acquire either underperforming stations or construction permits ("CP's") and operate them as affiliates of The WB Network. The Company seeks to improve operating results, maximize revenues and EBITDA and thereby increase the value of its stations.

The Company targets stations or CP's in markets with estimated television advertising revenue of $40 million to $225 million and where its stations can operate as one of five to seven commercial broadcasters in the market. The Company believes that medium-sized markets are generally less competitive than are larger markets because of the more limited number of commercial broadcasters in medium-sized markets. As a result, the Company believes that operating television stations in less competitive markets offers greater opportunities to build and maintain audience share and generate revenues. The Company targets markets with diversified economies and favorable projections of population and television advertising revenue growth.

The Company centralizes its program scheduling, purchases of syndicated programming, national sales and certain treasury and accounting functions within its corporate offices. Management believes that by using the purchasing power of its current six stations, it will be able to reduce overall costs and enjoy significantly lower rates than would be available on an individual station basis.

Station Overview

The Company owns and operates six television stations as described in the table below. All of the Company's stations operate in medium-sized markets ranked on a television household basis, between the 20th and 85th largest in the U.S. Each station is affiliated with The WB Network.

The following table sets forth certain information with regard to each of the Company's operating subsidiaries as of December 31, 1998:

                                                         STATION
                                                          CALL      CHANNEL   MARKET    DATE OF             DATE
       STATIONS                             DMA          LETTERS    NUMBER     RANK       LMA             ACQUIRED
       --------                        ------------      -------    ------     ----   ------------    ------------------
ACME Television of Missouri, Inc.      St. Louis          KPLR        11        21    October 1997    March 1998


ACME Television of Oregon, LLC         Portland           KWBP        32        23    January 1997    June 1997


ACME Television of Utah, LLC           Salt Lake City     KUWB        30        36     April 1998     January 1998(1)
                                                          KUPX        16        36                    January 1998(1)(2)

ACME Television of New Mexico, LLC     Albuquerque        KWBQ        19        49        N/A          January 1998(3)

ACME Television of Tennessee, LLC      Knoxville          WBXX        20        63       N/A          October 1997

ACME Television of Florida, LLC        Ft. Myers/Naples   WTVK        46        83      March 1998    June 1998

-------------------
(1) The Company has entered into a transaction to acquire KUWB in exchange for KUPX pursuant to an asset swap arrangement.
(2) The Company owned a 49% interest as of December 31, 1998 and has subsequently acquired the remaining 51% in February 1999.
(3)  Station KWBQ began broadcasting in March 1999.


KPLR-11: St. Louis, MO

Station KPLR operates in the St. Louis market, which is the 21st largest DMA in the U.S. The St. Louis DMA has approximately 1.1 million television households and a total population of approximately 2.8 million. KPLR commenced broadcasting in 1959 and has been affiliated with The WB Network since its launch in 1995. The station currently competes against four other commercial television broadcasters in the market. For the November 1998 sweep period, Station KPLR ranked 4th in its market (7:00 a.m. to 1:00 a.m.) in terms of audience ratings amongst adults aged 18-49, a key selling demographic. Among all domestic broadcast stations affiliated with The WB Network, UPN or operated as an independent station, KPLR was ranked the number four station in the U.S., sign-on to sign-off, on the basis of household ratings and audience share. Station KPLR's non-network programming emphasizes both programs of local appeal, such as St. Louis Cardinals baseball, St. Louis Blues hockey, late evening newscasts, and quality syndicated programs, such as Friends, Seinfeld, Cheers, Living Single, Martin, Boy Meets World and Mad About You.


KWBP-32:  Portland, OR

Station KWBP operates in the Portland market, which is the 23rd largest DMA in the U.S. The Portland DMA has approximately 1.0 million television households and a total population of approximately 2.5 million. Station KWBP competes against six other commercial broadcasters in the market. The station has been affiliated with The WB Network since the network's launch in 1995. The station's syndicated programming and future broadcast rights include: Cops, Full House, Star Trek: The Next Generation, The Drew Carey Show, Jerry Springer, Caroline in the City and King of the Hill.

KUWB-30:  Salt Lake City, UT

The Company commenced managing Station KUWB in Salt Lake City during the second quarter of 1998. The Salt Lake City market is the 36th largest DMA in the U.S. The Salt Lake DMA has approximately 707,000 television households and a total population of approximately 2.1 million. KUWB competes against six other commercial television broadcasters in the market, and has been affiliated with The WB Network since April 1998. The station's syndicated programming and future broadcast rights include: Cheers, Full House, Fresh Prince of Bel Air, Jerry Springer, Sister Sister, Drew Carey, Star Trek: The Next Generation, Sabrina the Teenage Witch and Spin City.

KWBQ-19:  Albuquerque-Santa Fe, NM

Station KWBQ is a newly constructed station that began broadcast operations subsequent to the year ended December 31, 1998 and serves the Albuquerque/Santa Fe market. The Albuquerque/Santa Fe market is the 49th largest DMA in the U.S. with approximately 566,000 television households and a total population of 1.5 million. This station competes against six other commercial television broadcasters. The station has syndicated programming and future broadcast rights that include: Full House, Roseanne, Step by Step, Star Trek: The Next Generation, Caroline in the City, Spin City, Sabrina the Teenage Witch, King of the Hill and StarTrek: Voyager.

WBXX-20:  Knoxville, TN

The Knoxville, TN, market in which WBXX operates is the 63rd largest DMA in the U.S. The Knoxville DMA has approximately 447,000 television households and a total population of 1.1 million. WBXX has been affiliated with The WB Network since the station re-commenced full-power broadcasting in the fourth quarter of 1997 and competes against four other commercial television broadcasters in the market. The station's syndicated programming and future broadcast rights include: Cheers, Friends, Full House, M*A*S*H, Star Trek: The Next Generation and the Drew Carey Show, Caroline in the City, Spin City, Sabrina the Teenage Witch and King of the Hill.

WTVK-46:  Fort Myers/Naples, FL

The Fort Myers/Naples, FL, market in which WTVK operates is the 83rd largest DMA in the U.S. The Fort Myers/Naples DMA has approximately 330,000 television households and a total population of approximately 782,000. WTVK has been affiliated with The WB Network since March 1998. Prior to March 1998, WTVK was an affiliate of UPN. Currently, WTVK competes against four other commercial television broadcasters. The station's syndicated programming and future broadcast rights include: Sister Sister, The Nanny, Mad About You, Cops, Star
Trek: The Next Generation, Drew Carey, Caroline in the City, Sabrina the Teenage Witch, Suddenly Susan, Spin City and StarTrek: Voyager.

Affiliation Agreement

Each of the Stations has entered into a station affiliation agreement ("Affiliation Agreements") with The WB Network which provides the Stations the exclusive rights to broadcast the WB Network Programming in their respective DMA. These affiliate agreements generally have three to ten year terms.

Under the Affiliation Agreements, The WB Network has retained the right to program and sell approximately 75% of the advertising time available during The WB Network prime time schedule with the remaining 25% available for sale by the stations. The WB Network retains approximately 50% of the advertising time available during WB Network children's programs aired in other (i.e. non-prime time) day parts.

In addition to the advertising time reserved for sale by The WB Network, each station is also required to pay annual compensation to The WB Network according to formulas taking into account the average station ratings among adults 18-49 during WB Network provided prime time programming and the number of prime time programming hours provided per week by The WB Network. Pursuant to the Affiliation Agreements, the Company participates in cooperative marketing efforts with The WB Network whereby the network reimburses up to 50% of certain approved advertising expenditures by a station to promote network programming. The Affiliation Agreements also contain a clause entitling the applicable station to the benefits of any more favorable terms agreed to by The WB Network with any affiliate except for superstation WGN during the term of the Affiliation Agreements, and any subsequent modifications thereto.

Industry Overview

Commercial television broadcasting began in the United States on a regular basis in the 1940s over a portion of the broadcast spectrum commonly know as the VHF Band (very high frequency broadcast channels numbered 2 through 13 ("VHF")) Television channels were later assigned by the FCC under an additional broadcast spectrum commonly known as the UHF Band (ultra-high frequency broadcast channels numbered 14 through 83 ("UHF")); channels 70 through 83 have been reassigned to non-broadcast services). Currently, there are a limited number of channels available for broadcasting in any one DMA, and the license to operate a broadcast station is granted by the FCC.

Although UHF and VHF stations compete in the same market, UHF stations have historically suffered a competitive disadvantage, as (i) UHF signals are more subject to obstructions such as terrain than VHF signals and (ii) VHF stations are able to provide higher quality signals to a wider area. Over time, the disadvantage of UHF stations has gradually declined through: (i) UHF stations' carriage on local cable systems, (ii) improvement in television receivers, (iii) improvement in television transmitters, and (iv) increased availability of quality programming.

All television stations throughout the United States are grouped into approximately 211 generally recognized DMAs which are ranked in size according to the estimated number of television households. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

A majority of the commercial television stations in the United States are affiliated with NBC, CBS or ABC (collectively, the "Major Networks") or with Fox. Each Major Network provides the majority of its affiliates' programming each day without charge in exchange for a substantial majority of the available advertising time in the programs supplied. The Fox Network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other Major Networks. Each Major Network sells this advertising time and retains the revenue. The affiliate typically receives compensation from the Major Network and retains the revenue from advertising time sold in and between network programs and in programming the affiliate produces or purchases from non-network sources.

Stations which are not affiliated with one of the Major Networks were previously considered independent stations. Independent stations generally rely on and broadcast syndicated programming, which is acquired by the station for cash or occasionally barter. The acquisition of syndicated programming generally grants the acquiring station exclusive rights to broadcast a program in the market for a specified period of time or a number of episodes agreed upon between the independent station and the syndicator of the programming. Types of syndicated programming include feature films, popular television series previously shown on network television and current television series produced for direct distribution to television stations. Through barter and cash-plus-barter arrangements, a national syndicated program distributor typically retains a portion of the available advertising time for programming it supplies, in exchange for reduced fees to the station for such programming.

Like Fox, UPN and The WB Network have each established an affiliation with predominantly formerly independent, and in some cases, newly constructed stations. However, the amount of programming per week supplied to the affiliates by these networks is significantly less than that of ABC, CBS and NBC, and as a result, these stations retain a significantly higher portion of the available inventory of broadcast time for their own use than do Major Network affiliates. In September 1998, Pax TV, a seventh broadcast network, was launched. Unlike the Major Networks, UPN and The WB Network, Pax TV provides substantially all of the programming to its affiliates, most of which were previously independent or religious broadcasters or are newly built television stations.

Television stations derive their revenues primarily from the sale of national, regional and local advertising. All network-affiliated stations, including those affiliated with Fox, UPN and The WB Network, are required to carry national and regional spot advertising sold by their networks. This reduces the amount of advertising available for the sale directly by the network-affiliated stations.

Advertisers wishing to reach a national audience usually purchase time directly from the Major Networks, Fox, UPN, The WB Network and Pax TV, or advertise nationwide on an ad hoc basis. National advertisers who wish to reach a particular region or local audience buy advertising time directly from local stations through national advertising sales representative firms, or in the cases of some large stations groups, from the station group itself. Additionally, local businesses purchase advertising time directly from the station's local sales staff. Advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewer that an advertiser wishes to attract, the number of advertisers competing for the available time, demographic characteristics of the DMA served by the station, the availability and pricing of alternative advertising media in the DMA, aggressive and knowledgeable sales forces and the development of projects, features and marketing programs that tie advertiser messages to programming. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, may adversely affect the broadcast business.

Federal Regulation of Television Broadcasting

Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act provides penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. On February 8, 1996, the President signed into law the Telecom Act, which substantially amended the Communications Act. Set forth below is a general description of some of the principal areas of FCC regulations of the broadcast television industry.

License Grant and Renewal

A party must obtain a construction permit from the FCC in order to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term. On January 24, 1997, pursuant to the Telecom Act, the FCC increased the terms of such licenses and their renewal to eight years. The Telecom Act directs the FCC to grant renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity and that there have been no serious violations (or other violations which would constitute a "pattern of abuse") by the licensee of the Communications Act of FCC rules and policies. If the FCC finds that a licensee has failed to meet these standards, and there are no sufficient mitigating factors, the FCC may deny renewal or condition renewal appropriately, including renewing for less than a full term. Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on the channel subject to such denial. The FCC may not consider any such applicant in making determinations concerning the grant or denial of the licensee's renewal application.

Local Marketing Agreements

The Company has, from time to time, entered into LMAs, generally in connection with pending station acquisitions. By using LMAs, the Company gains the ability to provide programming and other services to a station proposed to be acquired prior to and pending receipt of all applicable FCC approvals with respect to the actual transfer of control or assignment of the applicable station license.

FCC rules and policies generally require that the Company's LMAs permit the station licensee to retain ultimate control of the applicable station, including programming, and there can be no assurance that the Company will be able to air all of its scheduled programming on a station with which it has an LMA, or that in such event, the Company will receive the anticipated revenue from the sale of advertising for such programming. In addition, LMAs sometimes require that existing programming contracts of the licensee be honored. Accordingly, there can be no assurance that early termination of an LMA or unanticipated preemptions by a licensee of all or a significant portion of the Company's scheduled programming for a station subject to an LMA will not occur. Termination of an LMA or material preemptions of programming thereunder could adversely affect the Company. The FCC has initiated several proceedings in which it is reviewing its rules and policies with regards to LMAs. The Company cannot predict the overall effect of the outcome of these proceedings.

Multiple- and Cross-Ownership Restrictions

Current FCC regulations and policies impose significant restrictions on certain positional and ownership interests in broadcast companies and other media. The officers, directors and certain equity owners of a broadcast company are deemed to have "attributable interests" in the broadcast company. In the case of a corporation, ownership is generally attributed to officers, directors and equity holders who own 5% or more of the company's outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such equity holders exercise no control over the management or policies of the broadcasting company. Limited liability companies are generally treated as limited partnership for purposes of the FCC rules. These rules do not attribute limited partnership interests as long as the partnership certifies that the limited partners are insulated from management in accordance with the FCC's established criteria; if the certification is properly made, only the general partner (or managing member) of the partnership is deemed to have an attributable interest.

Under current FCC rules governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an attributable interest in another television station with an over lapping service contour (the "Duopoly Rule"). FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band (channels 14-69) are attributed with only 50% of the households attributed to stations in the VHF band (channels 2-13). The rules further prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. Separately, the FCC's "cross-interest" policy may, in certain circumstances, prohibit the common ownership of an attributable interest in one media outlet and a non-attributable equity interest in another media outlet in the same market. In pending rulemaking proceedings, the FCC is considering, among other possible changes, (i) the modification of its attribution rules and the "cross-interest" policy, (ii) the relaxation of Duopoly Rule and (iii) specific rules regarding ownership attribution to govern television LMAs comparable to those currently in force with respect to radio LMAs.

Review of "Must-Carry" Rules

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three year intervals beginning October 1, 1993, to either (i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The United States Supreme Court upheld the must-carry rules in a 1997 decision.

Digital Television Services

The FCC has adopted rules for implementing digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV") and data broadcasting.

The FCC has established service rules and adopted a Table of Allotments for digital television. Under the Table, all eligible broadcasters with a full-power television station are allocated a separate channel for DTV operation. Stations will be permitted to phase in their DTV operations over a period of years following the adoption of a final table of allotments, after which they will be required to surrender their non-DTV channel. Affiliates of the top four networks in the top ten markets must be on the air with a digital signal by May 1, 1999. Affiliates of the top four networks in the next twenty largest markets must be on the air with a digital signal by November 1, 1999. Current ACME stations must be on the air with a digital signal by May 1, 2002. The FCC has set a target of 2006 as the end-date of analog broadcasts. Meanwhile, Congress has from time to time considered proposals that would require incumbent broadcasters to bid at auction for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction.

The Telecom Act and the FCC's rules impose certain conditions on the FCC's implementation of DTV service. Among other requirements, the FCC must (i) limit the initial eligibility for licenses to existing television broadcast licensees or permittees; (ii) allow DTV Licensees to offer ancillary and supplementary services; (iii) charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain nonadvertising revenues; and (iv) recover at an unspecified time either the DTV license or the original license (the "NTSC" license) held by the broadcaster. The FCC has instituted a proceeding concerning cable television carriage of DTV signals during the transition period.

There are details regarding how interference levels will be calculated that the FCC has not yet ruled on. Conversion to DTV operations could reduce a station's geographical coverage area after such rules are adopted if the interference standards are changed. Equipment and other costs associated with the DTV transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from DTV. The Company cannot predict the overall effect the transition to DTV might have on the Company's business.

Other Pending FCC Proceedings

In 1995, the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by networks. These proceedings are pending. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. However, the Telecom Act substantially relaxed the dual network rule by providing that an entity may own more than one television network; however, no two national television networks in existence on February 8, 1996 may merge or be acquired by the same party. The Company is unable to predict how or when the FCC proceeding will be resolved or how those proceedings or the relaxation of the dual network rule ma affect the Company's business.

Pursuant to a Congressional directive contained in the Telecom Act, the FCC has on-going proceedings to devise rules to implement universal closed captioning of video programming.

The FCC continues to enforce strictly its regulations concerning broadcasters' "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance.

The FCC has initiated a proceeding to reexamine its rules and responsibilities with regard to equal employment opportunity, in light of a decision of the U.S. Court of Appeals for the District of Columbia Circuit which struck down the FCC's Equal Employment Opportunity rules. The FCC has temporarily suspended requirements to file certain information with the agency. This does not relieve FCC licensees of the obligation to comply with other federal and state laws that relate to employment discrimination and related matters.

There are additional FCC regulations as well as policies, and regulations and policies of other federal agencies, affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time. It is not possible to predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorable, the broadcasting industry generally or the Company specifically.

The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, the Telecom Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information.

Competition

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser extent, with radio stations, cable television system operators, newspapers, outdoor (i.e. billboard) companies, direct mail and internet sites. Major Network and Fox programming generally achieves higher household audience levels than those of UPN and The WB Network and other syndicated programming aired by independent stations. This is attributable to a number of factors, including the Major Networks' efforts to reach a broader audience, generally better signal carriage when broadcasting over VHF channels versus UHF channels and the greater amount of network programming being broadcast weekly and the fact that the major networks have been in existence for a significantly longer period of time than UPN and The WB Network. However, greater amounts of advertising time are available for local station sale during UPN and The WB Network programming and non-network syndicated programming, and as a result, the Company believes that the Company's programming will achieve a share of television market advertising revenues greater than its share of the market's audience.

Broadcast television stations compete with other television stations in their DMAs for the acquisition of programming. Generally, cable systems do not compete with local stations for programming, but various national cable networks do from time to time acquire programming that could have been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers, but do not compete for advertising revenues. Historically, the cost of programming had increased because of an increase in the number of independent stations and a shortage of quality programming.

Employees

At December 31, 1998, the Company had 220 employees, including 33 at station KPLR in St. Louis who were subject to collective bargaining agreements. The Company believes that its relationships with its employees are good.

Item 2.  Properties

Set forth below is certain information with respect to the Company's existing studios and other facilities. All of the Company's leased studio, office and tower facilities are leased pursuant to long-term leases. Management believes that all facilities and equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. Information as to tower size reflects the height above average terrain (HAAT) of the antenna radiation center.

Location - Use                                           Approximate Size       Ownership
--------------                                           ----------------       ---------
St. Louis, MO
   Studio and office facilities (1)                      36,000 sq. ft.         Owned
   Tower                                                  1,011 ft.             Owned
   Corporate Office facilities                            1,500 sq. ft.         Leased

Beaverton, OR
   Studio and office facilities                          15,255 sq. ft.         Leased(2)
   Tower                                                  1,785 ft.             Leased

Knoxville, TN
   Studio and office facilities                           8,000 sq. ft.         Leased
   Tower                                                  2,399 ft.             Leased

Salt Lake City, UT
   Studio and office facilities                           9,500 sq. ft.         Leased
   Tower                                                  3,839 ft.             Leased

Ft. Myers, FL
   Studio and office facilities                           5,000 sq. ft.         Leased
   Tower                                                  1,000 ft.             Leased

Albuquerque, NM
   Studio and office facilities                           9,000 sq. ft.         Owned
   Tower                                                   1234 ft.             Leased

Santa Ana, CA
   Corporate Office facilities                            2,000sq. ft.          Leased


(1) Excludes 30,000 square feet of apartment space located above the studio and office facilities.
(2) The Company purchased this facility from the lessor in February 1999.


Item 3.  Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company maintains comprehensive general liability and other insurance which it believes to be adequate for the purpose. The Company is not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

Item 4. Submission of Matters to a vote of Security Holders

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Following is ACME Intermediate's and ACME Television's inception-to-date selected consolidated financial data. This data is derived from their respective audited Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements located at Item 8 of this filing and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                            ACME INTERMEDIATE            ACME TELEVISION
                                                          ----------------------      ----------------------
(IN THOUSANDS)                                                  DECEMBER 31,               DECEMBER 31,
                                                          ----------------------      ----------------------
                                                            1998          1997          1998          1997
                                                          --------      --------      --------      --------
Statement of Operations Data:
  Net revenues                                              43,928        11,347        43,928        11,347
  Operating loss                                            (2,799)       (1,441)       (2,799)       (1,441)
  Net loss                                                 (21,056)       (6,634)      (15,850)       (5,418)

Balance Sheet Data:
  Total assets                                             286,845       219,172       285,377       217,682
  Long-term debt                                           195,499       167,698       153,448       130,833
  Capital                                                    5,472           735         5,472           735

Statement of Cash Flow Data
  Net cash provided by (used in) operating activities          275          (398)          275          (501)
  Net cash used in investing activities                    (15,504)     (173,001)      (15,504)     (173,001)
  Net cash provided by (used in) financing activities        7,362       182,219         7,362       182,322

Certain Other Financial Data:
  Broadcast cash flow (1)                                   11,380         1,024        11,380         1,024
  Adjusted EBITDA (2)                                        8,752          (421)        8,752          (421)

(1) Broadcast cash flow is defined as operating income, plus depreciation and amortization, program amortization and corporate overhead, less program payments -- the latter as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because the Company believes such data is commonly used by investors in broadcast companies to measure a company's ability to service debt and to assess the earning ability of a company's station operations. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) Adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as broadcast cash flow less corporate overhead. The Company has included adjusted EBITDA data because the Company believes such data is commonly used by investors to measure a company's ability to service debt and to assess the earning ability of a company's operations. Adjusted EBITDA is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operating revenues of the Company are derived primarily from the sale of advertising time and, to a lesser extent, from barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

Net revenues of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

The Company's primary operating expenses are employee compensation, programming, advertising and promotion expenditures and depreciation and amortization. Changes in compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues.

Programming expense consists primarily of amortization of program broadcast rights. The Company purchases first run and off-network syndicated programming to augment its WB Network provided programming on an ongoing basis. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Advertising and promotion expenses primarily consist of media and related production costs in connection with the Company's promotion of its station(s) and programs. This amount is net of any WB Network co-op reimbursement received or due in connection with such advertisements.

Results of Operations

Net revenues for the year ended December 31,1998 increased $32.6 million (287%) to $43.9 million as compared to $11.3 million for the year ended December 31, 1997. This increase is due primarily to the significant expansion in the number of operating stations owned and/or operated by the Company during the last quarter of 1997 and during 1998, particularly the acquisition of KPLR. The Company's 1998 results include a full 12 months of operations for KPLR and WBXX, whereas the 1997 operating results contain only the fourth quarter for each of these operations. The addition of KUWB, Salt Lake City,UT and WTVK, Ft. Myers/Naples, FL during 1998 also increased revenues.

Operating expenses increased to $46.7 million compared to the prior year's operating expenses of $12.8 million. This increase was also due to the additional stations added or launched since the third quarter of 1997.

Depreciation and amortization expense for the year includes $9.4 million in the amortization of intangible assets. As of December 31, 1997, only Station KWBP and Station WBXX stations had been acquired and, accordingly, there was only $1.1 million in amortization expense for that period.

Interest expense for the current year was $16.2 million for the ACME Television and $21.4 million for ACME Intermediate, primarily representing the amortization of original issuance discount of ACME Television's 10-7/8% Senior Discount Notes due 2004 (the "Television Notes") and ACME Intermediate's 12% Senior Secured Discount Notes due 2005 (the "Intermediate Notes", and together with the Television Notes, the "Senior Notes") along with related amortization of prepaid financing costs. The interest expense of $4.2 million for ACME Television and $5.5 million for ACME Intermediate during the 1997 year represents primarily the interest expense on the Senior Notes, which were outstanding only during the fourth quarter of the year.

Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, the Company and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. The Company's Missouri operations, after deduction of allocable interest charges, generated a net taxable loss, and a corresponding deferred tax benefit of $2.4 million.

The net loss for ACME Television and for ACME Intermediate for the year ended December 31, 1998 was $15.9 million and $21.1 million, respectively, compared to a net loss of $5.4 million and $6.6 million, respectively, for the prior year. These increased net losses are due primarily to the increased amortization of intangible assets relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions, offset by improved operating performance attributable to the inclusion of full year results related to Station KPLR.

The Company's Broadcast cash flow for the year ended December 31, 1998 was $11.4 million, compared to a $1.0 million broadcast cash flow in 1997. This increase is primarily attributable to the profitable operations of Station KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998, and, to a lesser extent, significantly reduced losses at Station KWBP.

Liquidity And Capital Resources

Cash flows provided by operating activities for ACME Television and ACME Intermediate were $275,000 for the year-ended December 31, 1998 compared to cash flows used by operating activities of $501,000 and $398,000 for year-end 1997, respectively, an increase of $776,000 and $673,000, respectively. The increase was primarily due to higher broadcast cash flows offset by increases in working capital needs and the payment of certain liabilities assumed in connection with the Station KPLR and Station KWBP acquisitions.

Cash flows used in investing activities were $15,500,000 for the year-ended December 31, 1998. The major cash flows used in investing activities during 1998 related to the Company's acquisition of WTVK in June 1998, and to capital expenditures which principally related to the build-out of Station KUWB. These outflows were partially offset by the purchase and subsequent sale at a gain of $1.1 million of the construction permit for Channel 31 serving Springfield, Missouri. Cash flows used in investing activities in 1997 were $173.0 million and principally related to the Company's deposit in connection with the acquisition of Station KPLR, the acquisition of Station WBXX and the build-out of Station WBXX. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its station in Albuquerque, New Mexico (completed in March 1999) and the routine maintenance and upgrade of its other stations which will be financed primarily through its $20 million capital equipment facility.

Cash flows provided by financing activities for ACME Television and ACME Intermediate of $7,362,000 related primarily to net bank borrowings in 1998 (related to the acquisition of Station WTVK) as compared to cash flows provided by financing activities in 1997 of $182,322,000 and, $182,219,000, respectively, relating primarily to the issuance of the Senior Notes and secondarily to contributions from ACME Parent.

ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At December 31, 1998, $8,000,000 was outstanding and $32,000,000 was available under the facility. The interest rate at December 31, 1998 on this outstanding principal amount was 8.25% per annum.

The Company believes that internally generated funds from operations and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through borrowings under the existing credit agreement and through additional debt and equity financings. However there is no guarantee that such additional debt and/or equity financing and/or equity contributions by ACME Parent will be available or available at rates acceptable to the Company.

Year 2000

The Year 2000 ("Y2K") issue is a result of computer software applications using a two-digit format, as opposed to a four-digit format, to indicate the year. These computer software applications will then be unable to uniquely distinguish dates beyond the year 1999, which could cause a system failure or other computer errors.

The Company is in the process of evaluating potential Year 2000 (Y2K) issues for both its information technology (IT) and non-IT systems (non-IT systems include but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems, fax machines, editing equipment, cameras, microphones, etc). All internal software and hardware is purchased, leased or licensed from third party vendors. Most of the Company's station facilities are new or have been recently upgraded and the Company has polled all of its significant software vendors and has been advised by them that their software is Y2K compliant.

The Company has completed its assessment and planning phase of its Y2K readiness project and has begun the testing phase, which consists of independently verifying that the systems are, in fact, Y2K compliant. In addition to testing internal systems for compliance, this phase also includes polling key suppliers, such as program suppliers, utilities, etc., to determine their Y2K readiness.

At the conclusion of the testing phase, the Company will commence its final phase of its Y2K project, implementation. During this phase, the Company will fix, test and implement critical applications that were discovered to be Y2K deficient during the preceding phases.

At this point in time, the Company is not aware of aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, nor is it aware of any material supplier with Y2K readiness problem, but this is subject to change as the evaluation and compliance testing process continues. The Company expects to be able to implement the systems and programming changes necessary to address Y2K IT and non-IT readiness issues and, based on preliminary estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes.

Pending Adoption of Accounting Standard

The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its year ending December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

Recent Developments

On February 15, 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC. This interest permits ACME Parent to offer to ACME Television of Oregon, LLC, a subsidiary of ACME Television which operates station KWBP, a long-term lease at the Sylvan Tower facility for installation and operation of a digital television antenna and transmitter.

On February 19, 1999, the Company entered into an Asset Purchase Agreement with Ramar Communications, Inc. ("Ramar") pursuant to which it will acquire the television broadcast assets of KASY-TV, in Albuquerque, California. The Company will pay to Ramar at closing $25 million. In a related transaction, the Company is selling to Ramar its station serving the Albuquerque market, KWBQ, for $100,000. The closings of both the KASY and the KWBQ transactions are subject to FCC approvals and various other conditions and are expected to occur simultaneously. At the closing, the Company will begin operating KWBQ in connection with an LMA with Ramar. The Company contemplates that this transaction will be completed during the second quarter 1999.

On March 23, 1999, the Company entered into an agreement in principle to acquire from Paxson Communications Corporation ("PCC") the television broadcast assets of WDPX-TV, serving the Dayton, Ohio, market, WPXG-TV, serving the Green Bay market and WPXU-TV, serving the Champaign-Decatur market in a $40 million cash transaction. The transaction is subject to the execution of definitive agreements, the Company's completion of due-diligence with respect to the assets being acquired and the obtaining by the Company of financing on terms satisfactory to the Company. The Company contemplates that this transaction will be completed during the second quarter 1999. The Company and PCC also announced that they have entered into an agreement in principle for Station WBXX to manage the local advertising sales operations for PCC's Knoxville, TN station WPXK.

In February 16, 1999, the Company acquired the remaining 51% interest in Station KUPX and in March 1999, the FCC approved the swap of station KUPX for station KUWB, which is expected to close in May 1999. The Company intends to account for the swap as a non-monetary transaction using its historical cost. The Company believes that the fair value of station KUWB approximates the historical cost of station KUPX.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACME Television's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                          INDEPENDENT AUDITORS' REPORT


The Members
ACME Intermediate Holdings, LLC
ACME Television, LLC


We have audited the accompanying consolidated balance sheets of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC (a wholly-owned subsidiary of ACME Intermediate Holdings, LLC) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' capital and cash flows for the years ended December 31, 1998 and 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


KPMG LLP


Los Angeles, California
February 24, 1999

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         AS OF DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                           1998                                    1997
                                             ----------------------------------     ----------------------------------
                                                 ACME                                    ACME
                                             INTERMEDIATE             ACME          INTERMEDIATE             ACME
                                             HOLDINGS, LLC       TELEVISION, LLC    HOLDINGS, LLC       TELEVISION, LLC
                                             -------------       ---------------    -------------       ---------------
                                                                          (IN THOUSANDS)
                   ASSETS
Current assets:
     Cash and cash equivalents                        $953                $953              $8,820             $8,820
     Accounts receivable, net                       10,609              10,609                 677                699
     Due from affiliates                                 4                 131                  54                162
     Current portion of programming rights           6,357               6,357                 614                614
     Prepaid expenses and other current
       assets                                          414                 414               3,060              3,032
                                             --------------      --------------     ---------------     --------------
        Total current assets                        18,337              18,464              13,225             13,327

Property and equipment, net                         16,441              16,441               7,346              7,346
Programing rights, net of current portion            8,046               8,046                 587                587
Deposits                                                36                  36             143,000            143,000
Deferred income taxes                                3,811               3,811                   0                  0
Intangible assets, net                             222,987             222,987              36,004             36,004
Other Assets                                        17,187              15,592              19,010             17,418
                                             --------------      --------------     ---------------     --------------
        Total assets                              $286,845            $285,377            $219,172           $217,682
                                             ==============      ==============     ===============     ==============

      LIABILITIES AND MEMBERS' CAPITAL

Current Liabilities:
     Accounts payable                              $ 4,425             $ 4,425             $ 3,363            $ 3,361
     Accrued liabilities                             4,210               4,210                 651                651
     Current portion of programming
       rights payable                                7,649               7,649                 653                653
     Current portion of obligations under
       lease                                         1,273               1,273                 292                292

                                             --------------      --------------     ---------------     --------------
        Total current liabilities                   17,557              17,557               4,959              4,957

Bank borrowings                                      8,000               8,000                   0                  0
Programming rights payable, net of current
  portion                                            6,512               6,512               1,351              1,351
Obligations under lease, net of current
  portion                                            4,199               4,199                 443                443
Other liabilities                                    1,125               1,125                   0                  0
Deferred income taxes                               31,241              31,241                   0                  0
Senior discount notes                              145,448             145,448             130,833            130,833
Senior secured notes                                42,051                   0              36,865                  0
                                             --------------      --------------     ---------------     --------------
        Total liabilities                          256,133             214,082             174,451            137,584
                                             --------------      --------------     ---------------     --------------

Members' Capital                                    58,402              92,563              51,355             85,516
Accumulated deficit                                (27,690)            (21,268)             (6,634)            (5,418)
                                             --------------      --------------     ---------------     --------------
        Total members' capital                      30,712              71,295              44,721             80,098
                                             ==============      ==============     ===============     ==============
        Total liabilities and members'
          capital                                 $286,845            $285,377            $219,172           $217,682
                                             ==============      ==============     ===============     ==============


See accompanying notes to conolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                            1998                                      1997
                                               -----------------------------------      ----------------------------------
                                                   ACME                                     ACME
                                               INTERMEDIATE             ACME            INTERMEDIATE            ACME
                                               HOLDINGS, LLC       TELEVISION, LLC      HOLDINGS, LLC      TELEVISION, LLC
                                               -------------       ---------------      -------------      ---------------
                                                                            (IN THOUSANDS)
NET REVENUES                                      $ 43,928             $ 43,928           $ 11,347            $ 11,347
                                                  --------             --------           --------            --------

OPERATING EXPENSES:
     Programming & Promotion                        17,480               17,480              3,608               3,608
     Production and engineering                      4,265                4,265                  0                   0
     Selling, general and administrative            13,627               13,627              7,965               7,965
     Depreciation and amortization                  11,355               11,355              1,215               1,215
                                                  --------             --------           --------            --------

        Total operating expenses                    46,727               46,727             12,788              12,788
                                                  --------             --------           --------            --------

        Operating loss                              (2,799)              (2,799)            (1,441)             (1,441)

OTHER INCOME (EXPENSES)
Interest income                                        224                  224                273                 273
Interest expense                                   (21,378)             (16,172)            (5,466)             (4,250)
Gain on sale of assets                               1,112                1,112                  0                   0
Other expense                                         (608)                (608)                 0                   0
                                                  --------             --------           --------            --------
        Net other expenses                         (20,650)             (15,444)            (5,193)             (3,977)

Net loss before income taxes                       (23,449)             (18,243)            (6,634)             (5,418)
Income tax benefit                                   2,393                2,393                  0                   0
                                                  --------             --------           --------            --------
NET LOSS                                          $(21,056)            $(15,850)          $ (6,634)           $ (5,418)
                                                  ========             ========           ========            ========


See accompanying notes to consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL


                 For the Years Ended December 31, 1998 and 1997
                                 (In thousands)


                         ACME INTERMEDIATE HOLDINGS, LLC

                                                                        TOTAL
                                          MEMBERS'     ACCUMULATED     MEMBERS'
                                          CAPITAL        DEFICIT       CAPITAL
                                          --------     -----------     --------
Contribution of Parent                    $ 47,201      $      0       $ 47,201
Unit Offering                                4,154             0          4,154
   Net Loss                                      0        (6,634)        (6,634)
                                          --------      --------       --------
Balance at December 31, 1997                51,355        (6,634)        44,721
Contribution of Parent                       7,047             0          7,047
   Net Loss                                      0       (21,056)       (21,056)
                                          --------      --------       --------
Balance at December 31, 1998              $ 58,402      $(27,690)      $ 30,712
                                          ========      ========       ========

                              ACME TELEVISION, LLC

                                                                         TOTAL
                                          MEMBERS'     ACCUMULATED      MEMBERS'
                                          CAPITAL        DEFICIT        CAPITAL
                                          --------     -----------     ---------
Contribution of Parent                    $ 85,516      $      0       $ 85,516
   Net Loss                                      0        (5,418)        (5,418)
                                          --------      --------       --------
Balance at December 31, 1997                85,516        (5,418)        80,098
Contribution of Parent                       7,047             0          7,047
   Net Loss                                      0       (15,850)       (15,850)
                                          --------      --------       --------
Balance at December 31, 1998              $ 92,563      $(21,268)      $ 71,295
                                          ========      ========       ========


See accompanying notes to consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                     1998                                       1997
                                                             --------------------------------  -------------------------------
                                                                 ACME                             ACME
                                                             INTERMEDIATE         ACME         INTERMEDIATE         ACME
                                                             HOLDINGS, LLC    TELEVISION, LLC  HOLDINGS, LLC   TELEVISION, LLC
                                                             -------------    ---------------  -------------   ---------------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                   $(21,056)        $(15,850)       $  (6,634)       $  (5,418)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
     Depreciation and amortization                                11,355           11,355            1,215            1,215
     Amortization of discount on Senior Notes                     20,226           15,037            5,121            3,908
     Deferred Taxes                                               (2,393)          (2,393)               0                0
     Gain on Sale of Assets                                       (1,112)          (1,112)               0                0
Changes in assets and liabilities, net of
  purchase transactions:
     Increase in accounts receivables, net                        (5,459)          (5,459)            (699)            (699)
     Increase in Program contracts                                (5,166)          (5,166)            (706)            (706)
     (Increase) decrease in prepaid expenses                         334              317           (3,090)          (3,194)
     Increase in other assets                                       (576)            (576)               0                0
     Increase in accounts payable                                     59               59            3,363            3,361
     Increase in accrued expenses                                  2,639            2,639              651              651
     Increase in programming rights payable                        3,899            3,899              381              381
     Decrease in other liabilities                                (2,475)          (2,475)               0                0
                                                                --------         --------         --------         --------

     Net cash provided by (used in) operating activities             275              275             (398)            (501)
                                                                --------         --------         --------         --------

Cash flows from investing activities:
     Purchase of property and equipment                           (2,945)          (2,945)          (6,077)          (6,077)
     Cash acquired in acquisition - St. Louis                        779              779                                 0
     Purchase of Ft. Myers Station, net of cash acquired         (14,450)         (14,450)                                0
     Purchase of Springfield, MO station                          (2,225)          (2,225)                                0
     Proceeds from sale of Springfield, MO station                 3,337            3,337                                 0
     Deposit relating to acquisition agreement                         0                0         (143,000)        (143,000)
     Purchase of Knoxville Station                                     0                0          (13,454)         (13,454)
     Other                                                             0                0          (10,470)         (10,470)
                                                                --------         --------         --------         --------
                                                                                                                          0
     Net cash used in investing activities                       (15,504)         (15,504)        (173,001)        (173,001)
                                                                --------         --------         --------         --------

Cash flows from financing activities:
     Increase in notes payable to bank                            11,000           11,000                                 0
     Payments of notes payable to banks                           (3,000)          (3,000)                                0
     Payments on capital leases                                     (638)            (638)             (97)             (97)
     Contribution from Parent                                          0                0           24,126           62,441
     Issuance of units                                                 0                0            4,154                0
     Issuance of Senior Discount Notes                                 0                0          127,370          127,370
     Issuance of Senior Secured Notes                                  0                0           35,650                0
     Debt issuance costs                                               0                0           (8,984)          (7,392)
                                                                --------         --------         --------         --------

     Net cash provided by financing activities                     7,362            7,362          182,219          182,322
                                                                --------         --------         --------         --------

     Net increase (decrease) in cash                              (7,867)          (7,867)           8,820            8,820

     Cash at beginning of period                                   8,820            8,820                0                0
                                                                --------         --------         --------         --------

     Cash at end of period                                           953              953            8,820            8,820
                                                                ========         ========         --------         ========

     Cash Payments for:
                     Interest                                        864              864              514              514
                     Taxes                                            70               70                0                0
     Non-Cash Transactions:
        Contributions by Parent                                    7,047            7,047           23,075           23,075
        Property and equipment acquired with
         capital lease obligations                                 5,375            5,375                0                0

See accompanying notes to consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
          For the years ended December 31, 1998 and December 31, 1997



(1) DESCRIPTION OF THE BUSINESS AND FORMATION

Presentation

Financial statements are presented for each of ACME Intermediate Holdings, LLC and its subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the "Company" refers to both ACME Intermediate Holdings, LLC and ACME Television, LLC. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

Formation:

ACME Intermediate Holdings, LLC (ACME Intermediate) was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Television Holdings, LLC (ACME Parent), of ACME Parent's wholly owned subsidiaries - ACME Television of Oregon, LLC (ACME Oregon) and ACME Television of Tennessee, LLC (ACME Tennessee) and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Intermediate has reflected the results of operations of the entities contributed for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in the Company.

ACME Television, LLC (ACME Television) was formed on August 8, 1997. Upon formation, ACME Television received a contribution from ACME Television Holdings, LLC (ACME Parent), through ACME Intermediate of ACME Parent's wholly owned subsidiaries - ACME Oregon and ACME Tennessee and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Television has reflected the results of operations of the entities contributed for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in ACME Television.

ACME Parent owns, directly and indirectly, approximately 92% of the outstanding members units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding members units of the Company.

Nature of Business

ACME Intermediate Holdings, LLC is a holding company with no assets or independent operations other than its investment in it's wholly-owned subsidiary, ACME Television, LLC. The Company, through is subsidiaries, owns and/or operates six commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All Significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company receives such revenues net of commissions deducted by the advertising agencies and national sales representatives.

CASH AND CASH EQUIVALENTS

For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $555,000 and $51,000 at December 31, 1998 and 1997, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable.

PROGRAM BROADCAST RIGHTS

Program broadcast rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program broadcast rights are stated at the lower of amortized cost or estimated realizable value. The cost of such program broadcast rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program broadcast rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year rare reflected in the balance sheets as current and noncurrent assets, respectively. The payments under these contracts that are due within one year and after one year are similarly classified as current and noncurrent liabilities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

       Buildings and Improvements                 20 - 30 years
       Broadcast and other equipment              3 - 20 years
       Furniture and fixtures                     5 - 7 years
       Vehicles                                   5 years

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


INTANGIBLE ASSETS

Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life. At December 31, 1998 and 1997, the total accumulated amortization for intangible assets was $10,172,000 and $761,000, respectively.

BARTER AND TRADE TRANSACTIONS

Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized when used or received.

CARRYING VALUE OF LONG-LIVED ASSETS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible and intangible) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

INCOME TAXES

The Company is a limited liability company, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a "C" corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss is the responsibility of, or benefit to, the individual members.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts net of the realizable value of programming rights and the evaluation of the recoverability of intangible assets. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts previously reported for 1997 have been reclassified to conform to the 1998 financial statement presentation.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


(3)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 December 31,
                                            ----------------------
                                              1998          1997
                                            --------      --------
          Land                              $    553      $      0
          Buildings & Improvements             2,529           365
          Broadcast and Other Equipment       13,163         7,201
          Furniture and Fixtures                 287            60
          Vehicles                               320            61
          Construction in process              1,935             0
                                            --------      --------
               Total                        $ 18,652      $  7,687
          Less Accumulated Depreciation       (2,211)         (341)
                                            --------      --------
          Net Property and equipment        $ 16,441      $  7,346
                                            ========      ========

Included in property and equipment are assets acquired under capital leases with a total cost of $6,207,000 and the associated accumulated depreciation of $767,000.

(4) ACQUISITIONS

On June 30, 1998, ACME Parent acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers/Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units in ACME Parent (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million has been recorded as an intangible asset and is being amortized over a period of 20 years. The Company had entered into an LMA agreement with WTVK wherein the Company, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The LMA terminated upon the consummation of the acquisition. Consequently, under the LMA the revenues and operating expenses of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

On July 29, 1997, ACME Parent entered into and subsequently contributed to ACME Missouri a stock purchase agreement to acquire Koplar Communications, Inc.
(KCI). On September 30, 1997, ACME Missouri placed $143 million in to an escrow account (classified as a deposit on the December 31, 1997 consolidated balance sheet). In connection with this acquisition, the Company entered into a long-term LMA with Station KPLR and filed the requisite applications with the FCC for the transfer of the Station's license to ACME Missouri.

Pursuant to the LMA relating to Station KPLR, The Company retained all revenues generated by the station, bore substantially all operating expenses of the station and was obligated to pay an LMA fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results for the year ended December 31, 1997.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


On March 13, 1998, ACME Missouri completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to the LMA referred to above, all revenues and operating expenses of the station for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in the Company's operating results. The purchase transaction was recorded on the consolidated balance sheet of the Company effective March 31, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning April 1, 1998.

The fair value of the assets acquired and liabilities assumed relating to the acquisition of Station KPLR (in thousands):


    Assets acquired:
          Cash and cash equivalents                  779
          Accounts receivables, net                1,703
          Program broadcast rights                 8,490
          Property and equipment                   2,233
          Prepaid expenses and other current
            assets                                   416
          FCC License                             93,775
          Goodwill                                82,563
          Other assets                               395
                                                --------
             Total assets acquired               190,354

     Liabilities assumed:
          Accounts payable                        (1,005)
          Accrued liabilities                     (1,332)
          Program broadcast rights payable        (8,258)
          Deferred income taxes                  (29,889)
          Other liabilities                       (3,531)
                                                --------
             Total liabilities assumed           (44,015)
                                                --------
     Total purchase price                        146,339
                                                ========

During 1997, ACME Parent entered into and contributed to the Company the right to: (i) acquire 49% of the licensee of Station KUPX (formerly KZAR) in exchange for member units in ACME Parent valued at $6 million, (ii) pay $3 million for an option to acquire the remaining 51% interest in the licensee of Station KUPX for $5 million, exercisable immediately after the station commences on-air operations. On December 15, 1997, the Company acquired the 49% interest in the licensee of Station KUPX, paid $3 million to acquire the option and loaned the sellers $4 million (to be applied to the subsequent majority interest purchase price). On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers for the 49% interest in the license of Station KUPX in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company recorded the $6 million investment and increase in capital in January 1998 when the consideration was issued. The Company accounted for the 49% investment with the equity method of accounting. The $4 million loan is to be applied against the remaining purchase price when the Company exercises its option to acquire the remaining 51% of the Station.

In May 1998 ACME Television and the majority owners of KUPX entered into an agreement with another broadcaster in Salt Lake City to (i) swap station KUPX for station KUWB, subject to FCC approval (ii) enable the Company to operate station KUWB under an LMA and enable the owner of KUWB to operate KUPX under an LMA agreement.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


On August 22, 1997, ACME New Mexico entered into an agreement with affiliates of the sellers of station KZAR to acquire 100% of the interests in the construction permit for Station KAUO for a consideration of $10,000. This agreement was consummated on January 22, 1998. Subsequently, the call letters of KAUO were changed to KWBQ. Construction of station KWBQ was completed and the station commenced broadcasting in March 1999.

On June 17, 1997, ACME Parent acquired substantially all of the assets and assumed certain liabilities of Channel 32, Incorporated, relating to the operations of Station KWBP, in exchange for $18,675,000 in cash and $4,400,000 of membership units in ACME Parent. The acquisition was accounted for using the purchase method. The excess of the purchase price plus the fair value of net liabilities assumed of approximately $23,478,000, has been recorded as an intangible asset and is being amortized over a period of 20 years. In addition, the results of station KWBP were recorded by the Company beginning January 1, 1997 pursuant to a Local Marketing Agreement whereby ACME Oregon effectively operated the station and funded the station's losses during the period from January 1, 1997 to June 17 1997 (the acquisition date).

On October 7, 1997, the Company acquired Crossville Limited Partnership, the owner of Station WINT, in exchange for $13,200,000 in cash. Subsequent to the acquisition, the Company changed the call letters of the station to WBXX. The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of net assets acquired of approximately $13,287,000, has been recorded as an intangible asset and is being amortized over a period of 20 years.

The unaudited pro forma financial information for the year ended December 31, 1998 and 1997, set forth below reflects the net revenue and net loss assuming the KWBP, WBXX, KPLR, WTVK and KWBQ transactions had taken place at the beginning of each respective year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1998 and 1997.

                                     ACME Intermediate      ACME Television
                                    -------------------   -------------------
                                     Year Ended Dec 31,    Year Ended Dec 31,
                                    -------------------   -------------------
                                      1998        1997      1998        1997
                                    --------    -------   --------    -------
               Net Revenues         $ 44,275     35,410   $ 44,275     35,410
               Net loss              (23,483)   (24,948)   (18,277)   (21,332)
                                    ===================   ===================

(5) UNIT OFFERING

On September 30, 1997, ACME Intermediate Holdings, LLC issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the ACME Intermediate's outstanding membership equity) and $71,635,000 (par value at maturity) in 12% Senior Secured Discount Notes Due 2005 (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $4.2 million of such net proceeds to the membership units, $35.6 million to the discounted note payable and $1.5 million to prepaid financing costs - the latter which is being amortized over the eight year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 1998 and 1997.

The Intermediate Notes are secured by a first priority lien on the limited liability company interests in ACME Television and ACME Subsidiary Holdings II, LLC, both of which are direct wholly-owned subsidiaries of ACME Intermediate. The consolidated financial statements of Acme Television are included herein. ACME Subsidiary Holdings II, LLC was formed solely to own a 0.5% interest in Acme Television, has no other assets or operations and does not constitute a substantial portion of the collateral for the Intermediate Notes.

(6) SENIOR DISCOUNT NOTES

On September 30, 1997, ACME Television, LLC issued 10.875% Senior Discount Notes Due 2004 (Notes) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments beginning in the fourth year with the first interest payment due on March 31, 2001. The Notes are subordinated to ACME Television's bank revolver (see Note 7) and to the ACME Television's capital equipment finance facilities (see Note 8). The Notes mature on September 30, 2004 and may not be prepaid without penalty.

The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1998 and December 31, 1997.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the seven year term of the notes.

ACME Television's subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no independent operations that is jointly and severally liable with the Company on the Notes (as defined). ACME Television has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

Various agreements to which ACME Television and/or the subsidiary Guarantors are parities restrict the activity of the Subsidiary Guarantors to make distributions to the Company. The Investment and Loan Agreement (the Investment Agreement), dated June 17, 1997, as amended, among ACME Parent and the parties thereto and the Limited Liability Company Agreement (the LLC Agreement), dated June 17, 1997, as amended, among ACME Parent and the parties thereto each contain certain restrictions on the ability of the Subsidiary Guarantors to declare or pay dividends to ACME Television in the absence of the consent of certain parties thereto. The Indenture governing the Notes prevents the Subsidiary Guarantors from declaring or paying any dividend or distribution to ACME Television unless certain financial covenants are satisfied and there has been no default thereof. The revolving credit facility with Canadian Imperial Bank Corporation (see Note 7) also prohibits distributions from the Subsidiary Guarantors to ACME Television except in certain circumstances during which default has not occurred thereunder.

(7) BANK REVOLVER

On August 15, 1997, ACME Television entered into a $22.5 million revolving credit facility (the Loan Agreement) with Canadian Imperial Bank Corporation
(CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at either the alternative base rate or the adjusted LIBOR rate, as defined in the Loan Agreement. Commitment fees are charged at a rate of
 .5% per annum, paid quarterly, of the unused portion of the facility. On December 2, 1997, the Loan Agreement was amended to provide ACME Television with an increased credit line to $40 million, more favorable interest rates and a lengthened term. As of December 31, 1998 there was an outstanding balance of $8 million and $32.0 million available under the Loan Agreement. There was no outstanding balance due at December 31, 1997.

The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1998 and 1997.

Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.

(8) COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company is obligated under noncancelable operating leases for office space and its transmission sites. Future minimum lease payments as of the year ended December 31, 1998, under noncancelable operating leases with initial or remaining terms of one year or more are:

                    1999                  $ 1,125,000
                    2000                    1,118,000
                    2001                    1,068,000
                    2002                      970,000
                    2003                      916,000
                    Thereafter              4,806,000
                                          -----------
                    Total                 $10,003,000
                                          ===========

Total future minimum lease payments under non-cancelable operating leases were $10,003,000 and $6,615,000 at December 31, 1998 and 1997, respectively.

Total rental expense under operating leases for the twelve months ended December 31, 1998 and 1997 was approximately $967,463 and $166,000, respectively.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued

OBLIGATIONS UNDER CAPITAL LEASES

As of December 31, 1998, approximately $5.5 million of equipment was leased under capital equipment facilities. These obligations are reflected as current obligations under capital leases of $1,273,000 and $292,000, and as non-current liabilities under capital lease of $4,199,000 and $443,000 at December 31, 1998 and 1997 respectively. These capital lease obligations expire over the next five years. Future minimum lease payments as of December 31, 1998 under capital leases are:

                  1999                             $ 1,638,000
                  2000                               1,431,000
                  2001                               1,371,000
                  2002                               1,351,000
                  2003                                 931,000
                                                   -----------
                  Total                            $ 6,722,000
                  Less interest                     (1,250,000)
                                                   -----------
                  Present value of
                   minimum lease payments          $ 5,472,000
                                                   ===========

PROGRAM BROADCAST RIGHTS PAYABLE

Commitments for program broadcast rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $28,265,000 and $7,010,000 as of December 31, 1998 and December 31, 1997, respectively.

Maturities on the Company's program broadcast rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

                  1999                             $ 9,316,000
                  2000                               9,903,000
                  2001                               8,897,000
                  2002                               6,322,000
                  2003                               3,838,000
                  Thereafter                         4,150,000
                                                   -----------
                  Total                            $42,426,000
                                                   ===========

CERTAIN COMPENSATION ARRANGEMENTS

ACME Parent has issued Management Carry Units to certain members of management. These units entitle holders to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by ACME Parent under certain specified circumstances. The Company has determined the value of these at the issuance date to be immaterial. These Management Carry Units will be accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. The Company will record any such expense relating to the Management Carry Units issued by ACME Parent. As of December 31, 1998 and 1997 there were 100 Management Carry Units outstanding and no expense has been recorded.

LEGAL PROCEEDINGS

The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


(9)     INCOME TAXES

The income tax expense (benefit) consists of the following:

                                                      (in
                                                   thousands)
                                                      1998
                                                   ----------
          Current
            Federal income taxes                         --
            State income taxes                           --
                                                     ------
          Total current tax expense (benefit)            --
          Deferred tax benefit                       (2,393)
                                                     ------
          Total income tax expense (benefit)         (2,393)
                                                     ======

The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (35%) consist of the following:

                                                         (in
                                                      thousands)
                                                         1998
                                                      ----------
          Tax expense (benefit) at U.S. Federal
             rate                                      (3,471)
          State income taxes, net
             of Federal tax expense (benefit)            (261)
          Nondeductible expenses                        1,430
          Other                                           (91)
                                                       ------
               Income tax benefit                      (2,393)
                                                       ======

DEFERRED INCOME TAXES

The Company's subsidiary, ACME Television Holdings of Missouri, Inc. is a "C" corporation and is subject to state and federal income taxes (see Note 2 "Income Taxes"). The deferred tax asset of $3,811,000 and liability of $31,241,000 for the year ended December 31, 1998, were related to the following:

                                                        1998
                                                       -------
                                                        LONG
                                                        TERM
                                                       -------
          ASSETS
            Allowances and reserves                      2,211
            Net operating loss carryforwards             1,255
            Other                                          345
                                                       -------
          Deferred tax asset                             3,811

          LIABILITIES
            Program Amortization                          (944)
            Intangibles                                (30,297)
                                                       -------
          Deferred tax liability                       (31,241)
                                                       -------
          Net deferred tax liability                   (27,430)
                                                       =======

The primary difference in the book basis and tax basis of the Company's non-taxable entities relates to intangible assets. Intangible assets of the non-taxable entities had a book and tax basis of approximately $59 million and $58 million at December 31, 1998, respectively.

                ACME INTERMEDIATE HOLDINGS, LCC AND SUBSIDIARIES
                      ACME TELEVISION,LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


(10) Related Party Transactions

    The Company's stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network and related marketing arrangements. Jamie Kellner is an owner and the chief executive officer of The WB Network.

    Pursuant to an agreement among Koplar Communications, Roberts Broadcasting, Michael Roberts and Steven C. Roberts, Roberts Broadcasting cannot (i) transfer its license for Station WHSL, East St. Louis, Illinois, (ii) commit any programming time of the station for commercial programming or advertising or (iii) enter into an LMA with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from the Company for these agreements was $200,000 during the first three years (paid by the prior owner of Station
    KPLR). The Company paid $300,000 in 1998 and will pay $300,000 in 1999 under this agreement.

    In connection with ACME Utah and ACME New Mexico, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for Stations KUWB and KWBQ from an affiliate of Michael and Steven Roberts. Both Michael and Steven C. Roberts are members of ACME Parent and Michael Roberts is a proposed Member of ACME Parent's Board of Advisors. These leases have terms of aproximately fifteen years and provide for monthly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.

    The Company believes that the terms of each of the foregoing transactions are or were at least as favorable to the Company or its affiliates as those that could be obtained from an unaffiliated party.

(11) SUBSEQUENT EVENTS (UNAUDITED)

    On February 15, 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC. This interest permits ACME Parent to offer to ACME Television of Oregon, LLC, a subsidiary of ACME Television which operates station KWBP, a long-term lease at the Sylvan Tower facility for installation and operation of a digital television antenna and transmitter.

    In February 16, 1999, the Company acquired the remaining 51% interest in Station KUPX and in March 1999, the FCC approved the swap of station KUPX for station KUWB, which is expected to close in May 1999. The Company intends to account for the swap as a non-monetary transaction using its historical cost. The Company believes that the fair value of station KUWB approximates the historical cost of station KUPX.

    On February 19, 1999, the Company entered into an agreement in principle with Ramar Communications ("Ramar") to acquire Ramar's station, KASY TV-50, serving the Albuquerque market for approximately $27 million. In a related transaction, the Company will concurrently sell to Ramar its station KWBQ, also serving the Albuquerque market. The Company will also enter into a 10-year LMA agreement with Ramar to operate KWBQ. This transaction is subject to FCC approval.

    On March 23, 1999, the Company entered into an agreement in principle with Paxson Communications Corporation ("PCC") to acquire three PCC stations serving the Dayton, OH, Green Bay, WI and Champaign-Decatur, IL markets for $40 million. The transaction, which is subject to the completion of a definitive agreement, due-diligence, and satisfactory financing arrangements, contemplates that the Company would commence operating the stations as WB Network affiliates upon the payment to PCC of $32 million. This payment would be credited at the final closing, which would take place following FCC approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below is certain information with respect to the members of ACME Parent's Board of Advisors, which ultimately controls both ACME Intermediate and ACME Television and the senior management of the ACME Intermediate and ACME Television. All ages are set forth as of March 15, 1999.

NAME                                AGE                      POSITION
----                                ---                      --------
Jamie Kellner  ................     51      Chairman of the Board, Chief Executive Officer
                                            and Member of ACME Parent's Board of Advisors

Douglas Gealy  ................     38      President, Chief Operating Officer and Member of
                                            ACME Parent's Board of Advisors

Thomas Allen  .................     46      Executive Vice President, Chief Financial Officer
                                            and Member of ACME Parent's Board of Advisors

Thomas Embrescia ..............     57      Member of ACME Parent's Board of
                                            Advisors

Michael Roberts ...............     50      Proposed Member of ACME Parent's Board of
                                            Advisors(1)

Edward Danduran  ..............     46      Vice President, Controller

Gerald Donadio.................     39      Vice President of Sales (2)

Michael Mingroni  .............     42      Vice President of Graphics (2)

Robert Shaw  ..................     51      Vice President of Programming (2)

-----------------

(1) Mr. Roberts is expected to hold this office subsequent to the consummation of the acquisition of the remaining 51% interest in Station KUWB, which acquisition occurred on February 16, 1999.

(2) Messrs. Donadio, Mingroni and Shaw are officers of ACME Television only, and not of ACME Intermediate.


Jamie Kellner - Mr. Kellner is a founder of ACME Parent and serves as its Chairman, Chief Executive Officer and is a member of its Board of Advisors, which has exclusive authority to manage its business and affairs. Mr. Kellner is also a founder, chief executive officer and partner of The WB Television Network since 1993. Previously, Mr. Kellner was President of Fox Broadcasting Company for over seven years. He currently serves on the board of directors of Montecito Broadcasting Corporation, NELVANA LTD. and SMART TV, LLC.

Douglas Gealy - Mr. Gealy is also a founder of ACME Parent and serves as its President and Chief Operating Officer and a member of its Board of Advisors. Since December of 1996, Mr. Gealy has been involved in development activities with respect to ACME Parent. Prior to founding ACME Parent, Mr. Gealy served for one year as Executive Vice President of Benedek Broadcasting Corporation. Previously, Mr. Gealy was a Vice President and General Manager of Station WCMH and its LMA, WWHO, both in Columbus, Ohio, and following the acquisition of these stations by NBC, served as President and General Manager of these stations.

Thomas Allen - Mr. Allen is a founder, member of the Board of Advisors, Executive Vice President and the Chief Financial Officer of ACME Parent. Since June of 1996, Mr. Allen has been involved in development activities with respect to the Company. Previously, Mr. Allen was the Chief Operating Officer and Chief Financial Officer for Virgin Interactive Entertainment from August 1993 to May 1996. Prior to that Mr. Allen served as the Chief Financial Officer of the Fox Broadcasting Company for approximately seven years.

Thomas Embrescia - Mr. Embrescia is the Chairman and principle investor of Second Generation Television, LLC, a company he formed in 1993. In addition, he also serves as chairman or chief executive officer of and is a principle investor in several other media and marketing related businesses. He has over 31 years of experience in the broadcasting and media industry. Mr. Embrescia has been a member of ACME Parent's Board of Advisors since the Company acquired station WTVK from Second Generation Television in June 1998.

Michael V. Roberts - Mr. Roberts is a co-founder of Roberts Broadcasting which owns several television stations in medium-sized markets in the U.S. and has served as its Chairman and Chief Executive Officer since 1989. Mr. Roberts is also the founder of companies active in commercial real estate development, construction program management and corporate management consulting.

Edward Danduran - Mr. Danduran has been Vice President and Controller of the Company since July 1997. Prior to joining the Company, Mr. Danduran was a Financial Consultant for Virgin Interactive Entertainment, Inc., from November 1995 until April 1997. From 1989 to 1995, Mr. Danduran was the Chief Financial Officer of Phoneby, a business communications company,

Gerald Donadio - Mr. Donadio has served as ACME Television's Vice President of Sales since June 1998. From 1996 until 1998, Mr. Donadio was a senior account executive for a division of Time Warner Cable and from 1992 until 1996 served in a similar capacity for a division Cox Communications.

Robert Shaw - Mr. Shaw has been Vice President of Programming of the ACME Television since September 1997. Prior to joining the Company, Mr. Shaw spent nearly 17 years at WCMH-TV, the NBC affiliate in Columbus, OH, in various management capacities, most recently as Director of Programming and Station Manager.

Michael Mingroni - Mr. Mingroni has served as ACME Television's Vice President of Graphics since September 1997. From 1990 until 1997, Mr. Mingroni was the Art Director for WCMH-TV, the NBC affiliate in Columbus, OH.

Edward J. Koplar has resigned all director and officer positions held with the Company, its Parent and its subsidiaries. The Company is in the process of negotiating a severance arrangement with Mr. Koplar.

ITEM 11. EXECUTIVE COMPENSATION & EMPLOYMENT AGREEMENTS

The following table discloses compensation earned for the years ended December 31, 1998 and 1997 (year of formation) by the Company's Chief Executive Officer, and the Company's next four most highly paid executive officers.

                         SUMMARY COMPENSATION TABLE (1)


                                                                                OTHER          ALL
                                                                                ANNUAL        OTHER
                                                    SALARY         BONUS     COMPENSATION  COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR        ($)         ($) (2)       ($) (3)       ($) (4)
     ---------------------------          ----        ---         -------       -------       -------
Jamie Kellner(5)......................    1998      $175,000      $100,000      $      0      $      0
     Chairman of the Board, Chief         1997            --            --            --            --
     Executive Officer and Member of
     the Board of Advisors

Douglas Gealy(5)......................    1998       300,000        25,000         5,351        93,900
     President, Chief Operating           1997       250,000        50,000            --         2,449
     Officer and Member of the Board of
     Advisors

Thomas Allen(5).......................    1998       300,000        25,000            --         6,334
     Executive Vice President, Chief      1997       145,833        50,000       105,000         2,171
     Financial Officer and Member of
     the Board of Advisors

Edward Danduran.......................    1998       106,016        20,000            --         3,000
     Controller and Chief Accounting      1997        67,017            --            --            --
     Officer

Robert Shaw...........................    1998        89,344        16,000            --         2,731
     Vice President of Programming....    1997        50,119         5,000            --           859

-----------------
(1) The Company does not have Restricted stock, Stock appreciation rights nor did it have payouts on LTIP's

(2) The amounts shown in the column reflect payments under the Company's Annual Incentive Plan which is described below under the caption "Annual and Long-Term Incentive Plans."

(3)     Amounts disclosed in this column include:
        (a) For Mr. Gealy, a company leased automobile.
        (b) For Mr. Allen, a signing bonus that was contingent upon the closing of the purchases of Stations KPLR, KWPB, WBXX and KWBQ.

(4)     Amounts in this column include:
        (a) The Company's contributions under its 401K Savings Plan, a defined contribution plan.
        (b) Reimbursements of COBRA expenses.
        (c) Payments on behalf of the named executives for life insurance.
        (d) For Mr. Gealy, this amount includes reimbursement of moving expenses in the amount of $86,251.

(5) Messrs. Kellner, Gealy and Allen hold 40, 30 and 30, respectively, Management Carry Units of ACME Parent. Ownership of these units entitles them to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by ACME Parent in the event of the termination of each individual's employment by ACME Parent under certain specified circumstances. The Management Carry Units vest over a five-year period, subject to acceleration upon the occurrence of certain events, such as an initial public offering, a change in control or a sale of ACME Parent. The dollar value of payouts as a result of ownership of these units cannot presently be determined.

Employment Agreements

ACME Parent has entered into a six-year non-exclusive consulting agreement (the "Consulting Agreement") with Jamie Kellner which expires June 30, 2003, and six-year full-time exclusive employment agreements (the "Employment Agreement") with each of Messrs. Gealy and Allen which expire June 30, 2003, in each case subject to reduction to five-year terms upon the consummation of an initial public offering of common stock of a successor to ACME Parent (an "ACME IPO"). The Employment Agreements provide for annual compensation reviews by the Company's Compensation Committee, which consists of Mr. Kellner, Mr. Embrescia and certain of ACME Parent's investors, with stipulated minimum annual adjustments equal to increases in the Consumer Price Index. Mr. Kellner's consulting compensation is set annually on a discretionary basis by the Compensation Committee.

Mr. Danduran is employed by the Company pursuant to employment agreement that expires December 31, 2001. The employment agreement requires Mr. Danduran to devote substantially all of his business time to the business of the Company and precludes Mr. Danduran from engaging in activities competitive with the business of the Company throughout the term of the employment agreement.

Mr. Shaw is employed by ACME Television pursuant to employment agreement that expires December 31, 2001. The employment agreement requires Mr. Shaw to devote substantially all of his business time to the business of the ACME Television and precludes Mr. Shaw from engaging in activities competitive with the business of ACME Television throughout the term of the employment agreement.

Annual and Long-term Incentive Plans

Messers Kellner, Gealy and Allen's agreements provide for annual incentive plans calling for cash bonuses to be paid to each of them on a formula basis dependent upon achieving certain pre-determined profitability targets, although the Compensation Committee can elect to increase such bonus awards. All other managers of ACME Television, including Messers Danduran, Mingroni and Shaw, participate in an annual cash bonus plan targeted at 10-20% of base pay and dependent upon the Company's achieving certain annual profitability targets.

The Company has also adopted a long-term incentive compensation plan ("LTIP") in which all general managers of the Company's stations and non-founder corporate office executives participate. The participants' awards are determined by the Company's Compensation Committee and are increased or decreased dependent upon the Company achieving pre-determined long-term operating profit levels. The awards generally vest in equal thirds on the third, fourth and fifth anniversaries of the effective date of the awards. For 1998, the Company recorded an expense of $399,000 representing the estimated awards earned during 1998 related to this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ACME Intermediate holds all of the outstanding membership units of ACME Television and has full and exclusive authority for the management of its business and affairs. ACME Parent holds 92.14% of the outstanding membership units of ACME Intermediate and has exclusive authority for the management of the business and affairs of ACME Intermediate. Full authority for the management of ACME Parent resides in its executive officers and the Board of Advisors of ACME Parent. Messrs. Kellner, Gealy and Allen collectively own all of the outstanding voting securities of ACME Parent and each holds the same executive offices of ACME Intermediate, ACME Television and ACME Parent. Accordingly, the following table sets forth certain information regarding the beneficial ownership of ACME Intermediate's membership units by (i) certain holders or groups of related holders who, individually or as a group, are the beneficial owners of 5% or more of the fully diluted equity interests of ACME Intermediate, (ii) the executive officers and the Majority Member of ACME Intermediate and (iii) the executive officers and the Majority Member of ACME Intermediate as a group. The LLC Agreement of ACME Intermediate authorizes the issuance of 1,000,000 Common Units of which 910,986 are issued and outstanding. 71,634 of the Common Units were issued to ACME Intermediate noteholders, in connection with the offering of the Intermediate Notes in September 1997. The Percentage of Beneficial Ownership column set forth below reflects ownership percentages based upon capital contributions. Pursuant to the LLC Agreement of ACME Intermediate, distributions are made on a pro rata basis as determined by the ratio of a member's membership units to the aggregate membership units of all members.

                                                                      PERCENTAGE
                                         TYPE OF          NUMBER      BENEFICIAL
NAME(1)                                  INTEREST        OF UNITS     OWNERSHIP
-------                                  --------        --------     -----------
ACME Television Holdings, LLC(2)         Common Units       839,352       92.14%

Executive Officers and Majority Member   Common Units       839,352       92.14%

ACME Television Holdings, LLC            Common Units       839,352       92.14%

Jamie Kellner(3)                         Common Units       839,352       92.14%
  1545 East Valley Road
  Montecito, CA 93108

Douglas Gealy(3)                         Common Units       839,352       92.14%
  10829 Olive Boulevard, Suite 202
  St. Louis, MO 63141

Thomas Allen(3)                          Common Units       839,352       92.14%
  2101 East Fourth Street, Suite 200
  Santa Ana, CA 92705

Thomas Embrescia(4)                      Common Units       839,352       92.14%
  One Radio Lane
  Cleveland, OH 44114

Majority Member and executive            Common Units       839,352       92.14%
  officers as a group (4 persons)

-------------------
(1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all units set forth in the table.

(2) Pursuant to the LLC Agreement of ACME Parent, distributions are made in respect of the various classes of such membership units in accordance with certain priority distributions and ownership percentages as set forth therein, and vary among the respective classes of membership units based upon the extent to which holders of designated classes of such membership units have achieved specified cumulative distributions. Currently Messrs. Kellner, Gealy and Allen are the beneficial owners of 40%, 30% and 30%, respectively, the only outstanding voting membership units of ACME Parent. Upon June 30, 2002 or the occurrence of certain specified events of default, the holders of certain non-voting membership units of ACME Parent will be granted voting rights and therefore be able to add new members and/or replace current members of ACME Parent's Board of Advisers; provided, however that ACME Parent has not consummated an initial public offering. In the event of a reorganization of ACME Parent for purposes of an initial public offering, all of the outstanding memberships units of ACME Parent will be converted into one class of equity stock.

(3) Messrs. Kellner, Gealy and Allen are each executive officers of the Company, ACME Television and ACME Parent and members of the Board of Advisors of ACME Parent. Currently, Messrs. Kellner, Gealy and Allen are the beneficial owners of the only outstanding voting membership units of ACME Parent and, therefore, may be deemed to be beneficial owners of the membership units of ACME Intermediate held by ACME Parent.

(4) Mr. Embrescia is a member of the Board of Advisors of ACME Parent and therefore may be deemed to be a beneficial owner of the membership units of ACME Intermediate held by ACME Parent. Mr. Embrescia holds non-voting membership units equal to 5.31% and 2.3%, respectively, of beneficial ownership of ACME Parent on a fully diluted basis based on capital contributions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network and related marketing arrangements. Jamie Kellner is an owner and the chief executive officer of The WB Network.

     Pursuant to an agreement among Koplar Communications, Roberts Broadcasting, Michael Roberts and Steven C. Roberts, Roberts Broadcasting cannot (i) transfer its license for Station WHSL, East St. Louis, Illinois, (ii) commit any programming time of the station for commercial programming or advertising or (iii) enter into an LMA with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from the Company for these agreements was $200,000 during the first three years (paid by the prior owner of Station
     KPLR). The Company paid $300,000 in 1998 and will pay $300,000 in 1999 under this agreement.

     In connection with ACME Utah and ACME New Mexico, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for Stations KUWB and KWBQ from an affiliate of Michael and Steven Roberts. Both Michael and Steven C. Roberts are members of ACME Parent and Michael Roberts is a proposed Member of ACME Parent's Board of Advisors. These leases have terms of approximately fifteen years and provide for montly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.

     The Company believes that the terms of each of the foregoing transactions are or were at least as favorable to the Company or its affiliates as those that could be obtained from an unaffiliated party.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

The following financial statements are included in Item 8:

     ACME Intermediate Holdings, LLC and Subsidiaries and
     ACME Television, LLC and Subsidiaries:

     -- Consolidated Balance Sheets as of December 31, 1998 and December 31,
        1997.

     -- Consolidated Statements of Operations for the years ended December 31,
        1998 and December 31, 1997.

     -- Consolidated Statements of Members' Capital for the years ended December
        31, 1998 and 1997.

     -- Consolidated Statements of Cash Flows for the years ended December 31,
        1998 and December 31, 1997.

     -- Notes to the Consolidated Financial Statements.

(a) 2.  FINANCIAL STATEMENT SCHEDULES


        The following consolidated financial statement schedules are included in
Item 14 (d):

        - Schedule I - Condensed Financial Information of ACME Intermediate
                       Holdings, LLC and ACME Television, LLC (Parent Companies)

                    -- Consolidated Balance Sheets as of December 31, 1998 and
                       December 31, 1997.

                    -- Consolidated Statements of Operations for the years ended
                       December 31, 1998 and December 31, 1997.

                    -- Consolidated Statements of Cash Flows for the years ended
                       December 31, 1998 and December 31, 1997.

                    -- Notes to the Consolidated Financial Statements.


        - Schedule II - Valuation and Qualifying Accounts

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

(a) 3. EXHIBITS


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

   4.5      First Supplemental Indenture, dated February 11, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

   4.6      Second Supplemental Indenture, dated March 13, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

   4.7      Third Supplemental Indenture, dated August 21, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, as issuers, the
            Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

EXHIBIT
 NUMBER     EXHIBIT DESCRIPTION
 ------     -------------------
  10.1      Agreement, dated January 30, 1998, by and between ACME Television
            Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications) and the Carman-Holly Partnership, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the
            period ending March 31, 1998.

  10.2      Asset Purchase Agreement, dated March 2, 1998, by and between ACME
            Television, LLC and Second Generation of Florida, Ltd., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

  10.3      Time Brokerage Agreement, dated March 2, 1998, by and between ACME
            Television, LLC and Second Generation of Florida, Ltd., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

  10.4      Assignment Agreement, dated June 16, 1998, by and between ACME
            Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications), Carman-Harrison, LLC and Donald E. Holley, incorporated by reference to Registrant's Quarterly Report on Form
            10-Q for the period ending June 30, 1998.

  10.5 Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and amoung Paxson Salt Lake City License, Inc., Paxson Communications of
            Salt Lake City-30, Inc. and ACME Television of Utah, LLC, incorporated by reference to Registrant's Quarterly Report on Form
            10-Q for the period ending June 30, 1998.

  10.6      Master Lease Agreement, dated June 30, 1998, by and between General
            Electric Capital Corporation and ACME Television, LLC, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

  10.7*     Purchase Agreement, dated October 30, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.8*     Option Agreement, dated November 5, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.9*     Tower Lease Agreement, dated December 30, 1998, by and between
            Roberts Broadcasting of New Mexico, LLC and Acme Television of New
            Mexico, LLC.

  21.0*     Subsidiaries

  27.1* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

  27.2* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

------------
*  Filed herewith

(b) REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACME Intermediate Holdings, LLC


Date: March 31, 1999                          /s/ Thomas D. Allen
                                              ----------------------------------
                                              Thomas D. Allen
                                              Executive Vice President and Chief
                                              Financial Officer and Director
                                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                           Capacity                         Date
        ---------                           --------                         ----

/s/ Jamie Kellner               Chairman of the Board                    March 31, 1999
----------------------------    Chief Executive Officer and Member of
Jamie Kellner                   ACME Parent's Board of Advisors
                                (Principal Executive Officer)


/s/ Douglas Gealy               President and Member of ACME Parent's    March 31, 1999
----------------------------    Board of Advisors
Douglas Gealy


/s/ Thomas D. Allen             Executive Vice President and Chief       March 31, 1999
----------------------------    Financial Officer and Member of the
Thomas D. Allen                 Board of Advisors
                                (Principal Financial Officer)

/s/ Edward Danduran             Vice President and Controller            March 31, 1999
----------------------------    (Principal Accounting Officer)
Edward Danduran


/s/ Thomas D. Allen             Majority Member                          March 31, 1999
----------------------------
ACME Television Holdings, LLC
By:     Thomas Allen
Title:  Executive Vice President and
        Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACME Television, LLC


Date: March 31, 1999                          /s/ Thomas D. Allen
                                              ----------------------------------
                                              Thomas D. Allen
                                              Executive Vice President and Chief
                                              Financial Officer and Director
                                              (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                           Capacity                           Date
        ---------                           --------                           ----

/s/ Jamie Kellner                 Chairman of the Board                    March 31, 1999
----------------------------      Chief Executive Officer and Member of
Jamie Kellner                     ACME Parent's Board of Advisors
                                  (Principal Executive Officer)


/s/ Douglas Gealy                 President and Member of ACME Parent's    March 31, 1999
----------------------------      Board of Advisors
Douglas Gealy


/s/ Thomas D. Allen               Executive Vice President and Chief       March 31, 1999
----------------------------      Financial Officer and Member of the
Thomas D. Allen                   Board of Advisors
                                  (Principal Financial Officer)

/s/ Edward Danduran               Vice President and Controller            March 31, 1999
----------------------------      (Principal Accounting Officer)
Edward Danduran


/s/ Thomas Allen                  Majority Member                          March 31, 1999
----------------------------
ACME Intermediate Holdings, LLC
By:     Thomas Allen
Title:  Executive Vice President and
        Chief Financial Officer

            ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC
                               (Parent Companies)

                         CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                  YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                           1998                              1997
                                             --------------------------------   --------------------------------
                                                  ACME                              ACME
                                              INTERMEDIATE        ACME           INTERMEDIATE        ACME
                                              HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LLC
                                              -------------   ---------------   --------------   ---------------
                                                                        (IN THOUSANDS)
ASSETS
     Cash and cash equivalents                  $      --       $     872          $      --       $   8,693
     Accounts receivable                               --              12                 --              --
     Due from affiliates                                4             131                 54             162
     Prepaid expenses and other current
       assets                                          --             127                 --             177
                                                ---------       ---------          ---------       ---------
           Total current assets                         4           1,142                 54           9,032

Property and equipment, net                            --             200                 --             139
Investment in and advances to subsidiaries         71,295         220,542             80,098         197,888
Acquisition related deposits                           --              36                 --              --
Prepaid financing costs, less current
  portion                                           1,596           6,657              1,594           7,079
                                                ---------       ---------          ---------       ---------
           Total assets                            72,895         228,577             81,746         214,138
                                                =========       =========          =========       =========

LIABILITIES

     Accounts payable                                  --           1,793                 --           2,774
     Accrued liabilities                               --           1,831                 --             433
     Capital leases payable                            --              40                                 --
                                                ---------       ---------          ---------       ---------
           Total current liabilities                   --           3,664                 --           3,207

Capital leases payable, less current
  portion                                              --             170                                 --
Bank borrowings                                        --           8,000                 --              --
Due to affiliates                                     131              --                162
Senior Secured Discount Notes                          --         145,448                 --         130,833
Senior discount notes                              42,052              --             36,863              --
                                                ---------       ---------          ---------       ---------
           Total liabilities                       42,183         157,282             37,025         134,040
                                                ---------       ---------          ---------       ---------

Members' Capital
   Members' Capital                                58,402          92,563             51,355          85,516
   Accumulated deficit                            (27,690)        (21,268)            (6,634)         (5,418)
                                                ---------       ---------          ---------       ---------
           Total members' capital                  30,712          71,295             44,721          80,098
                                                =========       =========          =========       =========
           Total liabilities and members'
             capital                               72,895         228,577             81,746         214,138
                                                =========       =========          =========       =========

See accompanying notes to condensed financial information.

            ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC
                               (Parent Companies)

                         CONDENSED FINANCIAL INFORMATION

                             STATEMENT OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                               1998                                 1997
                                                   -------------------------------    ----------------------------------
                                                       ACME                               ACME
                                                   INTERMEDIATE         ACME          INTERMEDIATE            ACME
                                                   HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC      TELEVISION, LLC
                                                   -------------   ---------------    ---------------    ---------------
                                                                               (IN THOUSANDS)
Revenues                                             $     --         $    181           $     --            $     --
                                                     --------         --------           --------            --------

Selling, general and administrative                        --            2,923                 --               1,415
Depreciation and amortization                              --               67                 --                   9
                                                     --------         --------           --------            --------

      Operating loss                                       --           (2,809)                --              (1,424)

Interest income from subsidiaries                          --           24,978                 --               5,631
Other income                                                1            1,112                 --                 273
Interest expense                                       (5,207)         (16,091)            (1,216)             (3,712)
                                                     --------         --------           --------            --------
      Net income before equity in net loss of
         subsidiaries                                  (5,206)           7,190             (1,216)                768

Equity in net loss of subsidiaries                    (15,850)         (23,040)            (5,418)             (6,186)
                                                     --------         --------           --------            --------

      Net loss                                        (21,056)         (15,850)            (6,634)             (5,418)
                                                     ========         ========           ========            ========


See accompanying notes to condensed financial information.

            ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC
                               (Parent Companies)
                         CONDENSED FINANCIAL INFORMATION
                             STATEMENT OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                      1998                              1997
                                                         -------------------------------   --------------------------------
                                                             ACME                              ACME
                                                         INTERMEDIATE         ACME         INTERMEDIATE          ACME
                                                         HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC    TELEVISION, LLC
                                                         -------------   ---------------   --------------   ---------------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
      Net loss                                             $ (21,056)       $  (15,850)      $  (6,634)       $  (5,418)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                               --                67              --                9
      Accretion on Senior Secured Discount Notes                  --            14,615              --            3,463
      Accretion on Senior Discount Notes                       5,207                --           1,213               --
      Equity in net loss of subsidiaries                      15,850            23,040           5,418            6,186
Changes in assets and liabilities:
      Increase in accounts receivable                             --               (12)             --               --
      Decrease (Increase) in due from affiliates                  50                31              --             (162)
      Increase in other assets                                    --               386
      (Increase) decrease in prepaid expenses                     --                50              --             (177)
      (Increase) decrease in accounts payable                     --              (981)             --            2,774
      Increase in accrued expenses                                --             1,398              --              433
      Decrease is due to affiliates                              (31)               --              --               --
                                                           ---------         ---------       ---------        ---------
      Net cash provided by (used in)
          operating activities                                    20            22,744              (3)           7,108
                                                           ---------         ---------       ---------        ---------

Cash flows from investing activities:
      Purchase of property and equipment                          --                --              --             (148)
      Investments in and advances to affiliates                   --           (38,544)        (62,335)        (180,999)
                                                           ---------         ---------       ---------        ---------
      Net cash used in investing activities                       --           (38,544)        (62,335)        (181,147)
                                                           ---------         ---------       ---------        ---------

Cash flows from financing activities:
      Increase in notes payable to bank                           --            11,000              --               --
      Payments of notes payable to banks                          --            (3,000)             --               --
      Payments on capital leases                                  --               (21)             --               --
      Contribution from Parent                                    --                --          24,126           62,441
      Issuance of units                                           --                --           4,154               --
      Issuance of Senior Discount Notes                           --                --              --          127,370
      Issuance of Senior Secured Notes                            --                --          35,650               --
      Payment of prepaid financing costs                         (20)               --          (1,592)          (7,079)
                                                           ---------         ---------       ---------        ---------
      Net cash provided by (used in) financing
       activities                                                (20)            7,979          62,338          182,732
                                                           ---------         ---------       ---------        ---------
      Net increase (decrease) in cash                             --            (7,821)             --            8,693

      Cash at beginning of period                                 --             8,693              --               --
                                                           ---------         ---------       ---------        ---------
      Cash at end of period                                       --               872              --            8,693
                                                           =========         =========       =========        =========


      Cash Payments for:
           Interest                                               --                --              --               71
           Taxes                                                  --                --              --               --
      Non-Cash Transactions:
         Contributions by Parent                               7,047             7,047          23,075           23,075
         Property and equipment contributed
          to consolidated subsidiaries                            --               103              --               --
         Property and equipment acquired
          for capital lease obligations                           --               231              --               --

           See accompanying notes to condensed financial information

                ACME INTERMEDIATE HOLDINGS, LLC (PARENT COMPANY)

                      ACME TELEVISION, LLC (PARENT COMPANY)

                    Notes to Condensed Financial Information


(1) BASIS OF PRESENTATION

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of ACME Intermediate Holdings, LLC and ACME Television, LLC do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included at Item 8 of this filing.

(2) CASH DIVIDENDS

    There have been no cash dividends declared by either ACME Intermediate Holdings, LLC or ACME Television, LLC.

(3) LONG-TERM DEBT

    There are no cash interest payments due on ACME Intermediate Holdings, LLC's Senior Secured Discount Notes until March 31, 2003. There are no cash interest payments due on ACME Television, LLC's Senior Discount Notes until March 31, 2001.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                  ADDITIONS
                                     BALANCE AT    ADDITIONS     ACQUIRED IN                  BALANCE AT
                                     BEGINNING     CHARGED TO      PURCHASE                     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS      OF PERIOD      EXPENSE      TRANSACTIONS    DEDUCTIONS     PERIOD
-------------------------------      ---------     ----------    ------------    ----------   ----------
   Year ended December 31, 1997             0                       51,000             0        51,000

   Year ended December 31, 1998        51,000        223,776       280,224             0       555,000

------------------
(1) Additions relating to purchase transactions.

                                 EXHIBIT INDEX

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

   4.5      First Supplemental Indenture, dated February 11, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

   4.6      Second Supplemental Indenture, dated March 13, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

   4.7      Third Supplemental Indenture, dated August 21, 1998, by and among
            ACME Television, LLC and ACME Finance Corporation, as issuers, the
            Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

  10.1      Agreement, dated January 30, 1998, by and between ACME Television
            Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications) and the Carman-Holly Partnership, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

  10.2      Asset Purchase Agreement, dated March 2, 1998, by and between ACME
            Television, LLC and Second Generation of Florida, Ltd., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.


  10.3      Time Brokerage Agreement, dated March 2, 1998, by and between ACME
            Television, LLC and Second Generation of Florida, Ltd., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

  10.4      Assignment Agreement, dated June 16, 1998, by and between ACME
            Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
            Communications), Carman-Harrison, LLC and Donald E. Holley, incorporated by reference to Registrant's Quarterly Report on Form
            10-Q for the period ending June 30, 1998.

  10.5 Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and amoung Paxson Salt Lake City License, Inc., Paxson Communications of
            Salt Lake City-30, Inc. and ACME Television of Utah, LLC, incorporated by reference to Registrant's Quarterly Report on Form
            10-Q for the period ending June 30, 1998.

  10.6      Master Lease Agreement, dated June 30, 1998, by and between General
            Electric Capital Corporation and ACME Television, LLC, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

  10.7*     Purchase Agreement, dated October 30, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.8*     Option Agreement, dated November 5, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.9*     Tower Lease Agreement, dated December 30, 1998, by and between
            Roberts Broadcasting of New Mexico, LLC and Acme Television of New
            Mexico, LLC.

  21.0*     Subsidiaries

  27.1* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

  27.2* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

------------
*  Filed herewith