Form 10-K/A
period 1997-12-31
ACME TELEVISION LLC
filed 1999-04-22
CIK 1049510

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          SPECIAL FINANCIAL REPORT ON

                                  FORM 10-K/AA


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

                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                     ASSETS


                                                                                               1997
Current assets:
  Cash and cash equivalents................................................................   $  8,820
  Accounts receivable, less allowance for doubtful accounts of $51.........................        699
  Due from affiliates......................................................................        162
  Current portion of programming rights....................................................        614
  Prepaid expenses and other current assets................................................      3,032
                                                                                              --------
       Total current assets................................................................     13,327
                                                                                              --------

Property and equipment, net................................................................      7,346
Programming rights, net of current portion.................................................        587
Broadcast licenses, net of accumulated amortization of $761................................     36,004
Deposits...................................................................................    143,000
Other assets...............................................................................     17,418
                                                                                              --------

       Total assets........................................................................   $217,682
                                                                                              ========

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable.........................................................................   $  3,361
  Accrued expenses.........................................................................        651
  Current portion of programming rights payable............................................        653
  Current portion of obligations under lease...............................................        292
                                                                                              --------

       Total current liabilities...........................................................      4,957

Programming rights payable, net of current portion.........................................      1,351
Obligations under lease, net of current portion............................................        443
Senior discount notes......................................................................    130,833
                                                                                              --------

       Total liabilities...................................................................    137,584
                                                                                              --------

Members' capital...........................................................................     85,516
Accumulated deficit........................................................................     (5,418)
                                                                                              --------
       Total members' capital..............................................................     80,098
                                                                                              --------
               Total liabilities and members' capital.......................................  $217,682
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

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interest in the license of Station KZAR in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company did not record the $6 million investment or increase in capital unit the consideration was issued in January of 1998.

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

Dated: April 22, 1999                     ACME TELEVISION, LLC

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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ JAMIE KELLNER                      Chairman of the Board and Chief   April 22, 1999
-----------------------------------------------------  Executive Officer
                    Jamie Kellner

                /s/ DOUGLAS GEALY                      President, Chief Operating        April 22, 1999
-----------------------------------------------------  Officer, Secretary and Director
                    Douglas Gealy

                  /s/ THOMAS ALLEN                     Executive Vice President, Chief   April 22, 1999
-----------------------------------------------------  Financial Officer and Director
                    Thomas Allen

                /s/ THOMAS ALLEN                       Majority Member                   April 22, 1999
-----------------------------------------------------
ACME INTERMEDIATE HOLDINGS, LLC
By: Thomas Allen
Title: Executive Vice President and Chief
       Financial Officer