Form 10-Q/A
period 1998-03-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-04-22
CIK 1049510, 1049530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-Q/A

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

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                                  FORM 10-Q/A

                               TABLE OF CONTENTS


   Item
  Number                                                                       Page
  ------                                                                       ----
                          PART I - FINANCIAL STATEMENTS

 Item 1.   FINANCIAL STATEMENTS

           Introductory Comments . . . . . . . . . . . . . . . . . . . . . . .  1

           ACME INTERMEDIATE HOLDINGS, LLC and
           ACME TELEVISION, LLC  . . . . . . . . . . . . . . . . . . . . . . .  1

              Consolidated Balance Sheets as of
                 December 31, 1997 and March 31, 1998. . . . . . . . . . . . .  2

              Consolidated Statements of Operations and
                 Members' Capital for the Three Months
                 Ended March 31, 1998 and March 31, 1997 . . . . . . . . . . .  3

              Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1998
                 and March 31, 1997. . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Consolidated Financial Statements . . . . . . . . . . .  5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  6

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . .  9

                           PART II - OTHER INFORMATION

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                            ACME TELEVISION, LLC AND
                        ACME INTERMEDIATE HOLDINGS, LLC

This document contains forward-looking statements. In addition, when used in this document, the words "intends to", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements. Differences could come about as a result of various important factors including but not limited to: the impact of changes in national and regional economies, successful integration of acquired television stations, completion of pending acquisitions, pricing fluctuations in local and national advertising, and volatility in programming costs. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

DMA...........................  Designated Market Area. There are 211 DMAs in
                                the United States with each county in the continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen Media Research estimates of the number of television households.

LMA...........................  Local marketing agreement, time brokerage agreement or licensee pursuant to which the broadcaster provides similar arrangement between a broadcaster and a station programming to, sells advertising time for and funds operating expenses for the applicable station, manages certain station activities, and retains the advertising revenues of such station, in exchange for fees paid to the licensee.

Syndicated programming........  Programming purchased from production studios to be broadcast during non-network time periods. Syndicated programming includes both original programming and previously broadcast programming.

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

Important Explanatory Note

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
                                            =======           ======            ========       ========


                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         ACME INTERMEDIATE HOLDINGS, LLC ("ACME Intermediate") is a holding company with no assets or independent operations other than its investment in ACME TELEVISIONS, LLC ("ACME Television"). ACME Television, through its subsidiaries, owns, operates and / or holds licenses or options to acquire six commercially licensed broadcast television stations (the "Stations") located throughout the United States.

         ACME Intermediate was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Television Holdings, LLC (ACME Parent) of ACME Parent's wholly-owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon")and ACME Television of Tennessee, LLC ("ACME Tennessee")and certain other assets. This contribution was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and the ACME Intermediate has reflected the results of operations of the entities contributed for all of the periods presented.

         ACME Television was formed on August 15, 1997. Upon formation, ACME Parent contributed to ACME Television, through ACME Intermediate, the net assets of ACME Oregon, ACME Tennessee and other net assets in exchange for membership units.

         The accompanying unaudited consolidated financial statements of ACME Intermediate include the accounts of ACME Intermediate and ACME Television. The accompanying unaudited consolidated financial statements of ACME Television include the accounts of ACME Television and its subsidiaries. All significant intercompany items and transactions have been eliminated in each of the Sets of consolidated financial statements.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of ACME Television and ACME Intermediate for the year ended December 31, 1997.


Note 2 - Acquisitions

         ACME Parent was formed in 1997 and operated only one station (under an LMA) - KWBP Channel 32, serving Portland, Oregon - during the first quarter of 1997. In June 1997, ACME Parent completed its acquisition of KWBP. During the fourth quarter of 1997, ACME Television completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

         In September 1997, ACME Parent entered into, and subsequently assigned to ACME Television Holdings of Missouri, Inc. ("ACME Missouri"), a purchase agreement to acquire station KPLR Channel 11, serving St. Louis, Missouri, and effective October 1, 1997, began operating the station pursuant to an LMA. The acquisition was completed in March 1998, at which time the LMA was terminated. The Company has not completed its allocation of the excess purchase price of approximately $145 million to identifiable intangibles, such as FCC license, and goodwill. In addition, ACME Missouri has not recorded deferred tax liability, if any, relating to the book basis of identifiable intangibles in excess of their tax basis. ACME Missouri anticipates completing its allocation during the quarter ended June 30, 1998. As the acquisition was recorded effective March 31, 1998, this did not have any impact on the results for the three months ended March 31, 1998.

         In early March 1998, ACME Television entered into an agreement to purchase station WTVK Channel 46, serving the Ft. Myers / Naples, Florida marketplace and began operating the station pursuant to an LMA. This transaction is subject to regulatory approvals and is expected to close by early June 1998.

         ACME Television also owns a 49% interest in KUWB (formerly KZAR) serving the Salt Lake City, Utah marketplace and has an option to acquire the remaining interests in the station exercisable upon the granting by the FCC of KUWB's final license. ACME Television and the majority owners of KUWB have entered into an agreement with another broadcaster in the Salt Lake City market to swap KUWB for KUPX Channel 30. The swap of channels is subject to regulatory approvals, and ACME TV commenced management of KUPX Channel 30 under an interim LMA and exchanged call letters in April 1998.

         In January 1998 ACME Television acquired the interest to the construction permit for station KAUO serving the Albuquerque, New Mexico marketplace. The Company expects the station to be built and operational by the end of 1998.


Note 3 - Recent pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. ACME Intermediate and ACME Television believe SFAS No. 130 will not have an effect on the manner in which they currently report.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. ACME Intermediate and ACME Television do not divide the business into segments and, accordingly, do not believe SFAS No. 131 will have any applicability to their financial reporting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from the sale of advertising time. The stations sell commercial time during the programs national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. All such commission are reflected as deductions from gross revenues in the accompanying consolidated financial statements.

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
                                       =======         ======

(1) Broadcast cash flow is defined as operating income, plus depreciation and amortization, program amortization and corporate overhead, less program payments - the latter as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because the Company believes such data is a useful measure for evaluating the operating performance of the Company's stations. Broadcast cash flow eliminates the effect of depreciation and amortization which relate to acquisitions under the purchase method of accounting, the impact of accelerated program amortization and the impact of corporate expenses, and allows for an evaluation of the operating performance of the Company's stations relative to that of the Company's competitors which may not have similar depreciation, amortization or corporate structures. The Company's definition of broadcast cash flow may not be comparable to similarly titled measures presented by other companies. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         Interest expense for the current year quarter was $3.652 million for ACME TV and $4.864 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $267,000 during the first quarter 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.

         Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, ACME Intermediate and ACME Television and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. The Company's Missouri operations, after deduction of allocable interest charges, generated a net taxable loss and no benefit has been recorded.

         The net loss for ACME Television and for ACME Intermediate for the three months ended March 31, 1998 was $3.258 million and $4.470 million, respectively, compared to a net loss of $892,000 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

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

         The Company's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of ACME Television. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 1998 there was no outstanding balance due under the facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACME Televisions' revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME TELEVISION, LLC.

Date: April 22, 1999                         By:  /s/ Doug Gealy
                                                  ------------------------------
                                                  Doug Gealy, President


Date: April 22, 1999                         By:  /s/ Thomas D. Allen
                                                  ------------------------------
                                                  Thomas D. Allen
                                                  Executive Vice President / CFO
                                                  (principal financial officer)



SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ACME INTERMEDIATE HOLDINGS, LLC.

Date: April 22, 1999                         By: /s/ Doug Gealy
                                                 -------------------------------
                                                 Doug Gealy, President


Date: April 22, 1999                         By: /s/ Thomas D. Allen
                                                 -------------------------------
                                                 Thomas D. Allen
                                                 Executive Vice President / CFO
                                                 (principal financial officer)