Form 10-Q/A
period 1998-06-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-04-22
CIK 1049510, 1049530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                  FORM 10-Q/AA


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

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                                 FORM 10-Q/AA

                               TABLE OF CONTENTS



    ITEM
   NUMBER                                                                          PAGE
   ------                                                                          ----
                          PART I - FINANCIAL STATEMENTS

 Item 1.        FINANCIAL STATEMENTS

                Introductory Comments.............................................   3

                ACME INTERMEDIATE HOLDINGS, LLC and ACME
                TELEVISION, LLC and Subsidiaries

                     Consolidated Balance Sheets as of
                       December 31, 1997 and June 30, 1998........................   4

                     Consolidated Statements of Operations and
                       Members' Capital for the Three Months
                       Ended June 30, 1998 and June 30, 1997......................   5

                     Consolidated Statements of Operations and
                       Members' Capital for the Six Months
                       Ended June 30, 1998 and June 30, 1997......................   6


                     Consolidated Statements of Cash Flows for
                       the Six Months Ended June 30, 1998 and
                       June 30, 1997..............................................   7

                     Notes to Consolidated Financial Statements...................   8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................   9

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.......................................................  10

                               PART II - OTHER INFORMATION

SIGNATURES      ..................................................................  11

                            ACME TELEVISION, LLC AND
                        ACME INTERMEDIATE HOLDINGS, LLC

This document contains forward-looking statements. In addition, when used in this document, the words "intends to", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements. Differences could come about as a result of various important factors including but not limited to: the impact of changes in national and regional economies, successful integration of acquired television stations, completion of pending acquisitions, pricing fluctuations in local and national advertising and volatility in programming costs. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

DMA ...........................Designated Market Area. There are 211 DMAs in the
                               United States with each county in the
                               continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen Media Research estimates of the number of television households.

LMA ...........................Local marketing agreement, time brokerage agreement or licensee pursuant to which the broadcaster provides similar arrangement between a broadcaster and a station programming to, sells advertising time for and funds operating expenses for the applicable station, manages certain station activities, and retains the advertising revenues of such station, in exchange for fees paid to the licensee.

Syndicated Programming.........Programming purchased from production studios to be broadcast during non-network time periods. Syndicated programming includes both original programming and previously broadcast programming.


                                     PART I

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
                                               ========       ========       ========       ========



                             See accompanying notes

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         ACME INTERMEDIATE HOLDINGS, LLC ("ACME Intermediate") is a holding company with no assets or independent operations other than its investment in ACME TELEVISION, LLC ("ACME Television"). ACME Television, through its subsidiaries, owns, operates and / or holds licenses or options to acquire six commercially licensed broadcast television stations (the "Stations") located throughout the United States.

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

Note 2 - Acquisitions

         ACME Parent was formed in 1997 and operated only one station (under a Local Marketing Agreement, an "LMA") - KWBP Channel 32, serving Portland, Oregon
- during the second quarter of 1997. In June 1997, ACME Parent completed its acquisition of KWBP. During the fourth quarter of 1997, ACME Television completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

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

         In early March 1998, ACME Television entered into an agreement to purchase station WTVK Channel 46, serving the Ft. Myers / Naples, Florida marketplace and began operating the station pursuant to an LMA. ACME Television received regulatory approvals and completed its acquisition of WTVK on June 30, 1998. In connection with this transaction, $1.045 million in membership units were issued to the sellers by ACME Parent, which was treated as a capital contribution to ACME Television through ACME Intermediate.

         ACME Television also owns a 49% interest in KUPX - Channel 16 (formerly
KZAR) serving the Salt Lake City, Utah marketplace and has exercised its option to acquire the remaining interests in the station which was granted its license from the FCC in May 1998. ACME Television and the majority owners of KUPX have entered into an agreement with another broadcaster in the Salt Lake City market to swap KUPX for KUWB Channel 30, which ACME Television has operated since April 1998 under an interim LMA. The swap of channels is subject to regulatory approvals.

         In January 1998 ACME Television acquired the interest to the construction permit for station KWBQ Channel 19 (formerly KAUO) serving the Albuquerque, New Mexico marketplace. The Company expects the station to be built and operational by January 1, 1999.

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

--------------
(1) Commenced operations in October 1997
(2) As to Station KUWB
(3) As to minority interest in KUPX


Station not in Operation            Date acquired
------------------------            -------------
Albuquerque, New Mexico             January 1998

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



         The net loss for ACME Television and for ACME Intermediate for the three months ended June 30, 1998 was $5.1 million and $6.4 million, respectively, compared to a net loss of $875,000 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.


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


         Interest expense for the current year was $7.7 million for ACME Television and $10.2 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $461,000 during the first six months of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period.



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



         The net loss for ACME Television and for ACME Intermediate for the six months ended June 30, 1998 was $8.3 million and $10.9 million, respectively, compared to a net loss of $1.8 million for the comparable six months of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.


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



         Cash flows used in financing activities were $13.9 million related to $12 million in notes payable and additions to capital leases, net of repayments, during the six months ended June 30, 1998 compared to cash flows provided by financing activities of $2.6 million related to parent contributions during the six months ended June 30, 1997. At June 30, 1998 there was an outstanding balance of $12,000,000 due under the Company's existing credit agreement facility with Canadian-Imperial Bank Corporation ("CIBC"). This facility allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of ACME Television, can be used to fund future acquisitions of broadcast stations and for general corporate purposes.


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