Form 10-Q/A
period 1998-09-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-04-26
CIK 1049510, 1049530

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

================================================================================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                                  FORM 10-Q/AA



                                TABLE OF CONTENTS



ITEM NUMBER
                                                                                               Page
PART I - FINANCIAL STATEMENTS

Item 1.     FINANCIAL STATEMENTS

            Introductory Comments                                                                3

            ACME INTERMEDIATE HOLDINGS, LLC and ACME TELEVISION, LLC and
               Subsidiaries

                  Consolidated Balance Sheets as of December 31, 1997 and
                    September 30, 1998                                                           4

                  Consolidated Statements of Operations and Members' Capital
                    for the Three Months Ended September 30, 1998 and
                    September 30, 1997                                                           5

                  Consolidated Statements of Operations and Member' Capital for
                    the Nine Months Ended September 30, 1998 and September
                    30, 1997                                                                     6

                  Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1998 and September 30, 1997                              7

                  Notes to Consolidated Financial Statements                                     9

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                               12

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          16

PART II - OTHER INFORMATION

SIGNATURES                                                                                      17

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

DMA .......................Designated Market Area. There are 211 DMAs in the
                           United States with each county in the continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen Media Research estimates of the number of television households.

LMA........................Local marketing agreement, time brokerage agreement or licensee pursuant to which the broadcaster provides similar arrangement between a broadcaster and a station programming to, sells advertising time for and funds operating expenses for the applicable station, manages certain station activities, and retains the advertising revenues of such station, in exchange for fees paid to the licensee.

Syndicated programming ....Programming purchased from production studios to be broadcast during non-network time periods. Syndicated programming includes both original programming and previously broadcast programming.


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

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                -----------------------------------------------------------------
                                                                               1998                            1997
                                                                -------------------------------   -------------------------------
                                                                     ACME                             ACME
                                                                 INTERMEDIATE        ACME         INTERMEDIATE          ACME
                                                                HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC   TELEVISION, LLC
                                                                -------------   ---------------   -------------   ---------------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
        Net loss                                                    (16,299)        (12,484)         (3,238)          (3,238)
Adjustments to reconcile net loss to net cash                            --              --              --               --
   provided by operating activities:                                     --              --              --               --
        Depreciation and amortization                                 7,715           7,715             551              551
        Amortization of discount on Senior Notes & debt
         issuance costs                                              14,580          10,765              --               --
        Gain on sale of assets                                       (1,112)         (1,112)             --               --
Changes in assets and liabilities:                                       --              --              --               --
        Increase in accounts receivable, net                         (3,794)         (3,794)           (405)            (405)
        Increase in program contracts                                (5,545)         (5,545)           (102)            (102)
        Increase in prepaid expenses and other current assets          (876)           (876)           (201)            (201)
        Decrease in deferred income tax liability                      (560)           (560)             --               --
        Increase (decrease) in accounts payable                      (1,697)         (1,697)            714              714
        Increase in accrued expenses                                  3,083           3,083             499              499
        Increase (decrease) in programming rights payable             4,767           4,767            (150)            (150)
        Decrease in other liabilities                                  (710)           (710)             --               --
                                                                   --------        --------        --------         --------

        Net cash used in operating activities                          (448)           (448)         (2,332)          (2,332)
                                                                   --------        --------        --------         --------

Cash flows from investing activities:
        Purchase of property and equipment                           (3,990)         (3,990)           (854)            (854)
        Deposit relating to acquisition agreement                        --              --        (143,016)        (143,016)
        Debt issuance costs                                              --              --          (4,678)          (3,135)
        Cash acquired in acquisition                                    779             779              --               --
        Purchase of station                                         (14,450)        (14,450)            (76)             (76)
        Purchase of construction permit                              (2,225)         (2,225)             --               --
        Sale of construction permit                                   3,337           3,337              --               --
                                                                                   --------        --------         --------
        Net cash used in investing activities                       (16,549)        (16,549)       (145,757)        (145,757)
                                                                   --------        --------        --------         --------

Cash flows from financing activities:
        Increase in notes payable to bank                            11,000          11,000           3,500            3,500
        Payments of notes payable to bank                            (3,000)         (3,000)             --               --
        Contribution from Parent                                         --              --           9,296           47,565
        Issuance of Senior Discount Notes                                --              --         127,370          127,370
        Issuance of Senior Secured Notes                                 --              --          35,650               --
        Issuance of note receivable                                      --              --          (1,811)          (1,811)
        Additions to capital leases, net of repayments                1,465           1,465              --               --
        Issuance of Units                                                --              --           4,162               --
                                                                   --------        --------        --------         --------

        Net cash provided by financing activities                     9,465           9,465         168,474          168,474
                                                                   --------        --------        --------         --------

        Net increase (decrease) in cash                              (7,532)         (7,532)         27,211           27,211

        Cash at beginning of period                                   8,820           8,820              --               --
                                                                   --------        --------        --------         --------

        Cash at end of period                                         1,288           1,288          27,211           27,211
                                                                   ========        ========        ========         ========

        Cash Payments for:
                           Interest                                     422             422             540              540
                           Taxes                                         --              --              --               --
                                                                   ========        ========        ========         ========
        Non-Cash Transactions:
           Contribution of Parent in exchange for
            membership units                                          7,050           7,050          23,075           23,075
           Due from Affiliate in exchange for membership units           --              --          14,830           14,830
                                                                   ========        ========        ========         ========

See accompanying notes to financial statements

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


NOTE 2 - ACQUISITIONS

      ACME Parent was formed in 1997 and operated only one station (under a Local Marketing Agreement, an "LMA") - KWBP Channel 32, serving Portland, Oregon - during the second quarter of 1997. In September 1997, ACME Parent completed its acquisition of KWBP. During the fourth quarter of 1997, ACME Television completed its acquisition of WBXX Channel 20, serving Knoxville, Tennessee and launched the station, which was previously off the air.

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

      In January 1998 ACME Television acquired the construction permit for station KWBQ Channel 19 (formerly KAUO) serving the Albuquerque, New Mexico marketplace. ACME Television expects the station to be built and operational by January 1999.

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

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. ACME Intermediate and ACME Television are determining the effect of SFAS 133 on their financial statements.

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

The following table sets forth certain operating data for ACME Television and ACME Intermediate for the three months and nine months ended September 30, 1998 and 1997:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30                       SEPTEMBER 30
                                          -------------------------           -------------------------
                                           1997              1998              1997              1998
                                          -------           -------           -------           -------
Operating income (loss)                   $(1,356)           (1,573)           (2,665)           (2,786)
Add:
   Time brokerage agreement fees               --                --                --               228
   Program amortization                       484             1,597               484             3,792
   Depreciation and amortization              385             3,534               551             7,715
   Corporate expense                          323               498               742             1,861
Less:
   Program payments                          (425)           (1,446)             (425)           (3,599)
                                          -------           -------           -------           -------

         Broadcast cash flow(1)           $  (589)            2,610            (1,313)            7,211
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

Interest expense for the current year quarter was $4.1 million for ACME Television and $5.4 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $112,000 during the third quarter of 1997 represents interest on ACME Televisions' revolving credit facility.

Apart from the Company's Missouri operations (which pertain solely to the Company's investment in KPLR), which are organized as traditional "C" corporations, ACME Intermediate and ACME Television and its operating subsidiaries are organized as limited liability companies. Accordingly, although the Company is subject to various minimum state taxes, all federal tax attributes are passed through to the members of the Company. ACME Televisions' Missouri operations, after deduction of allocable interest charges, generated a net taxable loss. ACME Television has not recognized the benefit of such a loss. ACME Television has recorded a tax benefit for the decrease on the deferred tax liability relating to the amortization of other intangibles, primarily for the FCC licenses, relating to the KPLR acquisition which are not deductible for tax purposes.

ACME Television recorded a gain of $1.1 million in the current year quarter related to the assignment of a construction permit which it acquired earlier in the year.

The net loss for ACME Television and for ACME Intermediate for the three months ended September 30, 1998 was $4.1 million and $5.4 million, respectively, compared to a net loss of $1.5 for the comparable quarter of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to ACME Televisions' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

Broadcast cash flow for the three months ended September 30, 1998 was $2.6 million, compared to a negative broadcast cash flow of $587,000 for the corresponding quarter in 1997. This increase is attributable primarily to the ACME Televisions' operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.


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

Interest expense for the current year was $11.8 million for ACME TV and $15.6 million for ACME Intermediate, primarily representing the amortization of original issuance discount of the September 1997 issued senior discount notes (ACME Television) and senior secured notes (ACME Intermediate) along with related amortization of prepaid financing costs. The interest expense of $573,000 during the first nine months of 1997 represents primarily the interest expense assumed by the Company, on behalf of the seller of KWBP (Portland), during the interim LMA period, and interest expense related to ACME Television's revolving credit facility.

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

ACME Television recorded a gain of $1.1 million during the nine months ended September 30, 1998 related to the purchase and subsequent assignment of a construction permit serving Harrison, Arkansas.

The net loss for ACME Television and for ACME Intermediate for the nine months ended September 30, 1998 was $12.5 million and $16.3 million, respectively, compared to a net loss of $3.2 million for the comparable nine months of the prior year. These increased net losses are due primarily to the amortization of broadcast licenses relating to the Companies' newly acquired and operating stations and the substantially increased interest expense incurred in connection with the September 1997 issuance of long-term debt to finance these acquisitions.

Broadcast cash flow for the nine months ended September 30, 1998 was $7.2 million, compared to a negative broadcast cash flow of $1.3 million for the corresponding nine months in 1997. This increase is attributable primarily to the Company's profitable operations of KPLR, which was operated under an LMA from October 1, 1997 and acquired on March 13, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $448,000 during the nine months ended September 30, 1998 compared to cash flows used by operating activities of $2.3 million during the nine months ended September 30, 1997, an increase of $1.9 million. This increase was primarily due to higher broadcast cash flow offset by increased working capital needs.

Cash flows used in investing activities were $16.5 million during the nine months ended September 30, 1998 compared to $145.8 million used in investing activities during the nine months ended September 30, 1997. Cash flows used in investing activities during the nine months ended September 30, 1998 related to the Company's acquisition of WTVK and to capital expenditures principally related to the build-out of KUWB, offset by net cash provided by the Company's CP acquisition and subsequent assignment of Channel 31 serving Harrison, Arkansas. The Company anticipates that future requirements for capital expenditures will include those incurred in the continued build-out of its station in Albuquerque, New Mexico and the upgrade of its other stations and will be financed primarily through its $20 million capital equipment facility (of which approximately $16.7 million is still available at September 30, 1998) entered into with General Electric Capital Corporation ("GECC") earlier this year.

Cash flows provided by financing activities during the nine months ended September 30, 1998 were $9.5 million related to additions to capital leases, net of repayments and to paydowns of prior year-end financing related liabilities, compared to cash flows provided by financing activities of $175.3 million during the prior year corresponding period related to parent contributions, the Company's September 30, 1997 issuance of membership interests in ACME Intermediate and notes in ACME Intermediate and ACME TV, and bank borrowings of $3.5 million. At September 30, 1998 there was an outstanding balance of $8 million due under the Company's existing credit agreement facility with Canadian-Imperial Bank Corporation ("CIBC"). This facility allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon certain financial ratios of ACME Television, can be used to fund future acquisitions of broadcast stations and for general corporate purposes.

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

Year 2000

The Company is currently in the process of evaluating potential Year 2000 (Y2K) issues for its internal information technology (IT) and non-IT systems (non-IT systems include but are not limited to systems such as broadcast equipment, editing equipment, cameras microphones, telephone/PBX systems, fax machines, etc.) It is also in the process of evaluating potential Y2K issues that would involve third parties with which the Company has material relationships (suppliers and customers).

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


                                             ACME TELEVISION, LLC

Date:  April 22, 1999                        By: /s/ Douglas E. Gealy
                                             -----------------------------------
                                             Douglas E. Gealy, President


Date:  April 22, 1999                        By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME INTERMEDIATE HOLDINGS, LLC

Date:  April 22, 1999                        By: /s/ Douglas E. Gealy
                                             -----------------------------------
                                             Douglas E. Gealy, President


Date:  April 22, 1999                        By: /s/ Thomas D. Allen
                                             -----------------------------------
                                             Thomas D. Allen
                                             Executive Vice President/CFO
                                             (principal financial officer)