Form 10-Q
period 1999-03-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-05-17
CIK 1049510, 1049530

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                            COMMISSION FILE NUMBERS:

         ACME Intermediate Holdings, LLC                        333-40277
         ACME Television, LLC                                   333-40281

                                ----------------

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       and
                              ACME TELEVISION, LLC
            (Exact name of registrants as specified in their charter)

                                ----------------

         Delaware                     ACME Intermediate Holdings,LLC                  52-2050589
         Delaware                          ACME Television, LLC                       52-2050588
(State or other jurisdiction of                                                      (I.R.S. Employer
incorporation or organization)                                                      Identification No.)

                                ----------------

                        2101 E. Fourth Street, Suite 202
                          Santa Ana, California, 92705
                                 (714) 245-9499
          (Address and Telephone number of Principal Executive Offices)

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

92.14% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Television Holdings, LLC. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded.

As of May 14, 1999, ACME Intermediate Holdings, LLC had outstanding 910,986 membership units, without par value, its only class of equity.

As of May 14, 1999, ACME Television, LLC had outstanding 200 membership units, without par value, its only class of equity.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       And
                              ACME TELEVISION, LLC


                                   FORM 10-Q

                               TABLE OF CONTENTS


     ITEM
    NUMBER                                                                                                   Page
    ------                                                                                                   ----

                          PART I FINANCIAL INFORMATION

 Item 1.        FINANCIAL STATEMENTS

                Introductory Comments.....................................................................    1

                ACME INTERMEDIATE HOLDINGS, LLC and Subsidiaries and
                ACME TELEVISION, LLC and Subsidiaries

                          Consolidated Balance Sheets as of
                              March 31, 1999 and December 31, 1998........................................    2

                          Consolidated Statements of Operations and Members' Capital
                              for the Three Months Ended March 31, 1999
                              and March 31, 1998..........................................................    3

                          Consolidated Statements of Cash Flows for
                             the Three Months Ended March 31, 1999
                             and March 31, 1998...........................................................    4

                          Notes to Consolidated Financial Statements......................................    5

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................    7

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.........................................................................   10


                           PART II - OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS.........................................................................   10

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K..........................................................   10

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC



This document contains forward-looking statements. In addition, when used in this document, the words "intends to", "believes", anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements. Differences could come about as a result of various important factors including but not limited to: the impact of changes in national and regional economies, successful integration of acquired television stations, completion of pending acquisitions, pricing fluctuations in local and national advertising, implementation of Year 2000 compliance measures, and volatility in programming costs. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CERTAIN DEFINITIONS

DMA .............  Designated Market Area. There are 211 DMAs in the United
                   States with each county in the continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen Media Research estimates of the number of television households.

LMA .............  Local marketing agreement, time brokerage agreement or licensee pursuant to which the broadcaster provides similar arrangement between a broadcaster and a station programming to, sells advertising time for and funds operating expenses for the applicable station, manages certain station activities, and retains the advertising revenues of such station, in exchange for fees paid to the licensee.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Important Explanatory Note:

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its subsidiary, ACME Television, LLC ("ACME Television"). Separate financial information has been provided for each entity and, where appropriate, separate disclosure. Unless the context requires otherwise, references to the "Company" refer to ACME Intermediate Holdings, LLC and its consolidated subsidiaries, and references to "ACME Television" refer to ACME Television, LLC and its consolidated subsidiaries.

ACME Intermediate Holdings, LLC is a holding company with no separate operations apart from its operating subsidiary, ACME Television, LLC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial information set forth in the Annual Report on Form 10 K of ACME Intermediate, LLC and ACME Television, LLC for the fiscal year ended December 31, 1998.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           AS OF MARCH 31,                      AS OF DECEMBER 31,
                                                  ------------------------------          ----------------------------
                                                                 1999                                 1998
                                                  ------------------------------          ----------------------------
                                                      ACME                                 ACME
                                                  INTERMEDIATE           ACME           INTERMEDIATE           ACME
                                                    HOLDINGS           TELEVISION         HOLDINGS          TELEVISION
                                                  ------------         ----------       ------------        ----------
                                                                              (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                         $     938          $     938          $     953          $     953
  Accounts receivable, net                              9,009              9,009             10,609             10,609
  Due from affiliates                                       9                100                  4                131
  Current portion of programming rights                 6,591              6,591              6,357              6,357
  Prepaid expenses and other current assets               663                663                414                414
                                                    ----------------------------          ----------------------------
        Total current assets                           17,210             17,301             18,337             18,464

Property and equipment, net                            18,420             18,420             16,441             16,441
Programming rights, net of current portion              6,858              6,858              8,046              8,046
Deposits                                                  616                616                 36                 36
Deferred income taxes                                   3,811              3,811              3,811              3,811
Intangible assets, net                                229,528            229,528            222,987            222,987
Other assets                                           10,819              9,233             17,187             15,592
                                                    ----------------------------          ----------------------------
        Total assets                                $ 287,262          $ 285,767          $ 286,845          $ 285,377
                                                    ============================          ============================

LIABILITIES AND MEMBERS' CAPITAL
Current Liabilities:
  Bank borrowings                                   $  12,900          $  12,900          $   8,000          $   8,000
  Accounts payable                                      3,187              3,187              4,425              4,425
  Accrued liabilities                                   4,892              4,892              4,210              4,210
  Current portion of programming rights
    payable                                             6,913              6,913              7,649              7,649
  Current portion of obligations under
    lease                                               1,304              1,304              1,273              1,273
  Other current liabilities                                35                 --                 --                 --
                                                    ----------------------------          ----------------------------
        Total current liabilities                      29,231             29,196             25,557             25,557

Programming rights payable, net of
  current portion                                       5,804              5,804              6,512              6,512
Obligations under lease, net of
  current portion                                       4,348              4,348              4,199              4,199
Other liabilities                                         833                833              1,125              1,125
Deferred income taxes                                  30,471             30,471             31,241             31,241
Senior discount notes 10 7/8%                         149,298            149,298            145,448            145,448
Senior secured notes 12%                               43,436                 --             42,051                 --
                                                    ----------------------------          ----------------------------
         Total liabilities                            263,421            219,950            256,133            214,082
                                                    ----------------------------          ----------------------------

Members' capital                                       60,902             95,063             58,402             92,563
Accumulated deficit                                   (37,061)           (29,246)           (27,690)           (21,268)
                                                    ----------------------------          ----------------------------
   Total members' capital                              23,841             65,817             30,712             71,295

   Total liabilities and members' capital           $ 287,262          $ 285,767          $ 286,845          $ 285,377
                                                    ============================          ============================

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                                   (Unaudited)



                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------
                                                          1999                                 1998
                                             --------------------------------     ---------------------------------
                                                ACME                                  ACME
                                             INTERMEDIATE          ACME           INTERMEDIATE            ACME
                                             HOLDINGS, LLC    TELEVISION, LLC     HOLDINGS, LLC     TELEVISION, LLC
                                             -------------    ---------------     -------------     ---------------
                                                                      (IN THOUSANDS)
Net Revenues                                     $ 11,123          $ 11,123          $  7,757          $  7,757
                                                 --------          --------          --------          --------

Operating expenses:
   Programming and promotion                        4,197             4,197             3,002             3,002
   Production and engineering                       1,182             1,182               868               868
   Selling, general and administrative              6,272             6,272             2,670             2,670
   Depreciation and amortization                    3,766             3,766               848               848
                                                 --------          --------          --------          --------

       Total operating expenses                    15,417            15,417             7,388             7,388

                                                 --------          --------          --------          --------
            Operating income (loss)                (4,294)           (4,294)              369               369

Other Income (Expenses)
Interest income                                         8                 8                45                45
Interest expense                                   (5,830)           (4,437)           (4,864)           (3,652)

                                                 --------          --------          --------          --------
Net loss before income taxes                      (10,116)           (8,723)           (4,450)           (3,238)

Income tax benefit (expense)                          745               745               (20)              (20)
                                                 --------          --------          --------          --------
            Net Loss                             $ (9,371)         $ (7,978)         $ (4,470)         $ (3,258)

            Parent's contribution                   2,500             2,500             6,000             6,000

            Members' Capital at the
                 beginning of the period           30,712            71,295            44,721            80,098
                                                 --------          --------          --------          --------
            Members' Capital at the
                 end of the period               $ 23,841          $ 65,817          $ 46,251          $ 82,840
                                                 ========          ========          ========          ========

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                    ----------------------------------------------------------------
                                                                            MARCH 31, 1999                    MARCH 31, 1998
                                                                    ------------------------------    ------------------------------
                                                                       ACME                              ACME
                                                                    INTERMEDIATE        ACME          INTERMEDIATE        ACME
                                                                    HOLDINGS, LLC  TELEVISION, LLC    HOLDINGS, LLC  TELEVISION, LLC
                                                                    ------------------------------    ------------------------------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                         $(9,371)         $(7,978)         $(4,470)         $(3,258)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                      3,766            3,766              848              848
     Amortization of program rights                                     1,582            1,582            1,009            1,009
     Amortization of debt issuance cost                                   128              119               --               --
     Amortization of discount on Senior  Discount Notes                 3,850            3,850            3,463            3,463
     Amortization of discount on Senior Secured Notes                   1,384               --            1,212               --
     Non-cash compensation expense - Management Carry Units             2,500            2,500               --               --
     Deferred taxes                                                      (770)            (770)              --               --
Changes in assets and liabilities:
     (Increase) decrease in accounts receivables, net                   1,600            1,600             (318)            (318)
     (Increase) decrease in prepaid expenses                             (249)            (249)             743              743
     (Increase) decrease in due from affiliates                            (5)              31               --               --
     Increase in deposits                                                 (80)             (80)              --               --
     (Increase) other assets                                           (2,428)          (2,428)              --               --
     Decrease  in accounts payable                                     (1,238)          (1,238)             (42)             (42)
     Increase in accrued expenses                                         682              682              442              442
     Payments on programming rights payable                            (2,072)          (2,072)          (1,151)          (1,151)
     Decrease in other liabilities                                       (256)            (292)              --               --
                                                                      ------------------------          ------------------------
          Net cash provided by (used in) operating activities            (977)            (977)           1,736            1,736
                                                                      ------------------------          ------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                (2,171)          (2,171)          (2,970)          (2,970)
     Purchase of station interests                                     (1,009)          (1,009)          (2,225)          (2,225)
     Cash acquired in acquisition - St. Louis                              --               --              779              779
     Deposits relating to station acquisitions                           (500)            (500)          (2,500)          (2,500)
                                                                      ------------------------          ------------------------
          Net cash used in investing activities                        (3,680)          (3,680)          (6,916)          (6,916)
                                                                      ------------------------          ------------------------

Cash flows from financing activities:
     Increase in notes payable to bank                                  4,900            4,900               --               --
     Payments on capital leases                                          (258)            (258)             (70)             (70)
                                                                      ------------------------          ------------------------
          Net cash provided by (used in) financing activities          (4,642)          (4,642)             (70)             (70)
                                                                      ------------------------          ------------------------
     Net increase (decrease) in cash                                      (15)             (15)          (5,250)          (5,250)
     Cash at beginning of period                                          953              953            8,820            8,820
                                                                      ------------------------          ------------------------
     Cash at end of period                                            $   938          $   938          $ 3,570          $ 3,570
                                                                      ========================          ========================
Cash Payments for:
          Interest                                                        372              372               24               24
          Taxes                                                            25               25               --               --
 Non-Cash Transactions:
          Purchases of property and equipment in exchange
               for capital lease obligations                              438              438               --               --
          Exchange of note receivable and option deposit as
               purchase consideration for station interest              7,000            7,000               --               --
          Contribution of Parent for membership units                 $    --          $    --          $ 6,000          $ 6,000
                                                                      ========================          ========================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)



(1) DESCRIPTION OF THE BUSINESS AND FORMATION

Presentation / Interim Financial Statements

Financial statements are presented for each of ACME Intermediate Holdings, LLC and its subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the "Company" refers to ACME Intermediate Holdings, LLC and its consolidated subsidiaries and references to "ACME Television" refer to ACME Television, LLC and its consolidated subsidiaries. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment. Certain amounts previously reported for 1998 have been reclassified to conform to the 1999 financial statement presentation.

The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission. These financials statements do not include all disclosures and footnotes normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the integrated Annual Report on Form 10-K for ACME Television and ACME Intermediate for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Nature of Business

ACME Intermediate Holdings, LLC is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television, LLC. ACME Television, through is subsidiaries, owns and/or operates six commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States: Station KPLR (serving the St. Louis DMA), Station KWBP (serving the Portland, Oregon DMA), Station KUWB (serving the Salt Lake City DMA), Station KWBQ (serving the Albuquerque, NM
DMA), Station WBXX (serving the Knoxville DMA) and WTVK (serving the Ft. Myers/Naples DMA).

(2) ACQUISITIONS

On March 13, 1998, ACME Missouri completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to an interim LMA entered into with KCI in connection with the acquisition, effective October 1, 1997 all revenues and operating expenses of the station for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in ACME Television's historical operating results. The purchase transaction was recorded on the consolidated balance sheet of ACME Television effective March 31, 1998 and beginning on April 1, 1998, ACME Television's results includes the amortization of all intangible assets related to the acquisition.

On June 30, 1998, ACME Television acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers/Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units in ACME Intermediate's parent, ACME Television Holdings, LLC ("ACME Parent"), (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method and the value of the Parent membership units issued was treated as a contribution from ACME Parent to ACME Intermediate and then from ACME Intermediate to ACME Television. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million was recorded as an intangible asset and is being amortized over a period of 20 years. In connection with the acquisition, ACME Television entered into an LMA agreement with WTVK wherein ACME Television, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The LMA terminated upon the consummation of the acquisition. Consequently, under the LMA the revenues and operating expenses of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


(2) ACQUISITIONS (CONTINUED)

On February 16, 1999, ACME Television acquired the remaining 51% interest in Station KUPX in exchange for the payment of $7.0 million (consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX and (ii) $4.0 million in repayment of a loan from ACME Parent to the sellers of this station) plus approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB, which ACME Television has been operating under an LMA since April 1998. Station KUPX has been operated by the current owner of Station KUWB since May 1998 under a reciprocal LMA agreement. The swap is expected to close in May 1999, at which time the LMAs will terminate. ACME Television intends to account for the swap as a non-monetary transaction using its historical cost and believes that the fair value of station KUWB approximates the historical cost of station KUPX.

On February 19, 1999, ACME Television entered into an agreement in principle with Ramar Communications ("Ramar") to acquire the assets of Ramar's station, KASY TV-50, serving the Albuquerque, NM, market for approximately $27 million. In a related transaction, ACME Television will concurrently sell to Ramar the broadcast license to operate station KWBQ, also serving the Albuquerque market, for $100,000. An affiliate of ACME Parent will receive an option from Ramar to repurchase the station's license for $100,000 plus certain reimbursements for capital equipment purchased by Ramar for KWBQ. This option, which can be exercised any time within 5 years from the date of the sale of KWBQ, is expected to be assigned to ACME Television upon completion of the KASY and KWBQ transactions. Concurrent with these transactions, ACME Television will also enter into a 10-year LMA agreement with Ramar to operate KWBQ. This transaction is subject to FCC approval.

(3) RELATED PARTY TRANSACTIONS

On February 15, 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace - for approximately $2.5 million. ACME Parent subsequently entered into an agreement to enter into a long-term lease with ACME Television of Oregon, LLC (a subsidiary of ACME Television ("ACME Oregon")) which allows station KWBP to install and operate a digital television antenna and transmitter at the site. In connection with the acquisition of this lease, ACME Oregon paid to ACME Parent approximately $2.5 million, which has been treated as deferred tower rent and is included in other non-current assets as of March 31, 1999.

(4) CERTAIN COMPENSATION ARRANGEMENTS

ACME Parent has issued Management Carry Units ("MCUs") to certain founding members of management. These units entitle the holders to certain distribution rights, payable by ACME Parent, upon achievement of certain returns by non-management investors and are subject to partial forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by ACME Parent under certain specified circumstances. These MCUs are accounted for as a variable compensation plan, resulting in an expense when it is probable that any such distributions will be made. Inasmuch as these MCUs represent a non-cash expense to the Company, any expense incurred by the Company shall be deemed to have been funded by a capital contribution from ACME Parent. For the quarter ended March 31, 1999 the Company has recorded compensation expense and a corresponding capital contribution of $2.5 million related to the MCUs. For the three months ended March 31, 1998, no expense or related capital contribution was recorded.

(5) SUBSEQUENT EVENTS

On April 23, 1999, ACME Television entered into a definitive agreement with Paxson Communications Corporation ("Paxson") pursuant to which ACME Television, or its designated subsidiaries, will acquire for $40.0 million, substantially all of the assets of Paxson relating to Station WDPX, Channel 26, which is licensed to broadcast in the Dayton, Ohio market, Station WPXG, Channel 14, which is licensed to broadcast in the Green Bay, Wisconsin market, and Station WPXU, Channel 23, which is licensed to broadcast in the Champaign-Decatur, Illinois market.

Of the $40.0 million acquisition cost, $32.0 million was paid on April 23, 1999, and $8.0 million will be payable upon receipt of FCC approval for the transfer of the broadcast licenses. Related to this transaction, ACME Television has entered into an interim LMA agreement for each of these stations whereby ACME Television will operate the three stations being acquired effective June 2, 1999. These LMAs will terminate upon the approvals from the FCC and the payment by ACME Television of the remaining $8.0 million purchase consideration. During the LMA Period, ACME Television will retain all revenues generated from the sale of all advertising time within programs supplied by ACME to each station and the sale of all local advertising time within all network provided programming for each station. ACME will also reimburse Paxson for certain operating expenses of each station and have the right to provide programming for each station subject to Paxson's ultimate authority for each station and each station's existing programming commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operating revenues of ACME Television are derived primarily from the sale of advertising time and, to a lesser extent, from production revenues and from barter transactions for goods and services. Revenues depend on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

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

The Company's primary operating expenses are employee compensation, programming costs, advertising and promotion expenditures and depreciation and amortization. Changes in compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues.

Programming expense consists primarily of amortization of program broadcast rights, which is generally matched against the anticipated revenues expected to be generated by the programs. The Company purchases first run and off-network syndicated programming to augment its WB Network provided programming on an ongoing basis. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Advertising and promotion expenses primarily consist of media and related production costs in connection with the Company's promotion of its stations and programs. This amount is net of any WB Network co-op reimbursement received or due in connection with such advertisements.

Results of Operations

The following table sets forth certain historical financial data for the periods indicated:

                                                             March 31,
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
                                                           (In thousands)
           Statement of Operations Data:
              Net revenues                           $11,123         $ 7,757
              Operating income (loss)                 (4,294)            369
              Net loss - ACME Television              (7,978)         (3,258)
              Net loss - ACME Intermediate            (9,371)         (4,470)

           Statement of Cash Flow Data:
              Net cash provided by (used in)
                   operating activities                 (977)          1,736
              Net cash used in investing
                   activities                         (3,680)         (6,916)
              Net cash provided by (used in)
                   financing activities                4,642             (70)

           Certain Other Financial Data:
              Broadcast cash flow (1)                  2,633           1,806
              Adjusted EBITDA (2)                      1,911           1,446

----------------

(1) "Broadcast cash flow" is defined as operating income, plus depreciation and amortization, program amortization and corporate overhead, less program payments - the latter as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because the Company believes such data is a useful measure for evaluating the operating performance of the Company's stations. Broadcast cash flow eliminates the effect of depreciation and amortization which relate to acquisitions under the purchase method of accounting, the impact of accelerated program amortization and the impact of corporate expenses, and allows for an evaluation of the operating performance of the Company's stations relative to that of the Company's competitors which may not have similar depreciation, amortization or corporate structures. The Company's definition of broadcast cash flow may not be comparable to similarly titled measures presented by other companies. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) "Adjusted EBITDA" is defined as operating income, plus depreciation and amortization and program amortization, less program payments - the latter as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. The Company has included broadcast cash flow data because the Company believes such data is a useful measure for evaluating the operating performance of the Company's stations. Adjusted EBITDA is used to pay principle and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Net revenue increased to $11.123 million for the quarter compared to $7.757 million in the same period of 1998, or 43%. The significant increase in net revenues is attributable to growth at every station, including those that were in operation during the first quarter of 1998 and those which were signed-on or acquired after March 31, 1998.

Operating costs for the quarter ended March 31, 1999 were $15.417 million, an increase of $8.029 million (109%) over the corresponding quarter of 1998. Programming, promotion, production and engineering costs increased by $1.509 million (39%), in the aggregate, during the quarter due primarily to the continued development and growth of the Company's stations. Selling, general and administrative expenses increased $3.602 million on a year-to-year basis due primarily to a first-time $2.5 million non-cash compensation expense recorded in 1999 relating to ACME Parent Management Carry Units issued in June 1997 to certain founding executives of the Company and to increased sales costs and corporate staffing to support the significant growth in the Company's business. Depreciation and amortization increased by $2.918 million on a year-to-year basis due primarily to the amortization of intangible assets at Station KPLR and Station KUWB, which the Company began to amortize subsequent to March 31, 1998, and to higher depreciation of property, plant and equipment related to the Company's continued build-out and upgrade of Station studio and broadcast facilities since the first quarter of 1998.

Interest expense for ACME Television for the three months ended March 31, 1999 was $4.437 million compared to interest expense of $3.652 million for the corresponding quarter of the prior year. This increase of $785,000 (21%) is attributable primarily to increases in the balance of ACME Television's Senior Discount Notes due to the continued amortization of original issuance discount, interest on notes payable to bank in connection with the June 1998 WTVK acquisition and other advances during the first quarter of 1999 and interest on increased capital lease financings.

Interest expense for ACME Intermediate for the three months ended March 31, 1999 was $5.830 million compared to interest expense of $4.864 million for the corresponding quarter of the prior year. This increase of $966,000 (20%) is attributable primarily to the increases in ACME Television's interest expense described above and to increases in the balance of ACME Intermediate's Senior Secured Notes due to continued amortization of original issuance discount.

The Company recorded a net income tax benefit of $745,000 of which $770,000 related to Station KPLR. This tax benefit relates to a net operating loss carryforward and a reduction of a deferred tax liability primarily related to Station KPLR's FCC license.

ACME Intermediate's and ACME Television's net losses for the quarter ended March 31, 1999 were $9,371 million and $7.978, respectively, compared to net losses for the first quarter of 1998 of $4.470 million and $3.258 million, respectively. These increased net losses of $4.901 million for ACME Intermediate and $4.720 million for ACME Television are attributable to increased interest expense, amortization of intangibles, and the non-cash compensation expense for the Management Carry Units, as described above, net of improved operating results (exclusive of depreciation and amortization) at the stations.

Broadcast cash flow for the quarter ended March 31, 1999 increased $827,000, or 46%, to $2.633 million compared to $1.806 million in the corresponding period in 1998. This significant increase was driven primarily by the increased revenue gains at all stations which outpaced the growth in operating expenses. As a percentage of net revenues, broadcast cash flow margin increased to 23.7% for the three months ended March 31, 1999 from 23.3% for the three months ended March 31, 1998.

Adjusted EBITDA for the quarter ended March 31, 1999 increased $465,000, or 32%, to $1.911 million compared to $1.446 million in the first quarter of 1998. This increase was primarily driven by increased broadcast cash flow of $827,000, offset by an increase in year-to-year corporate overhead expense during the quarter of $132,000.

Liquidity and Capital Resources

Cash flows used in operating activities for ACME Television and ACME Intermediate were $986,000 for the quarter-ended March 31, 1999 compared to cash flows provided by operating activities of $1.737 million for quarter ended March 31, 1998. These decrease were primarily due the payment of certain liabilities assumed and increases in prepaid expenses and other assets (current and non-current) in connection with the Station KPLR and Station WTVK acquisitions.

Cash flows used by the Company in investing activities during the first quarter of 1999 were $3.671 million and related primarily to additions to property and equipment, including approximately $2.0 million in aggregate purchase price for the Company's studio facilities for Stations KWBP and KWBQ. Cash flows used by the Company in investing activities in the first quarter of 1998 of $6.916 million related primarily to purchases to the build-out of Station KUWB's studio and transmission facilities and to deposits in connection with the acquisition of WTVK ($2.5 million) and the acquisition of a construction permit serving the Springfield, Arkansas marketplace for $2.2 million (later sold in the third quarter of 1998 for $3.3 million).

Cash flows provided by financing activities for the Company of $4,642,000 related primarily to net bank borrowings in 1999, as compared to cash flows used by financing activities in 1998 of $70,000 for capital lease repayments.

At March 31, 1999, ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 1999, $12.9 million was outstanding and $27.1 million was available under the facility. The interest rate on this outstanding principal amount was 8.25% per annum at March 31, 1999. In April 1999, the Company borrowed approximately $25 million against this facility to finance the acquisition of the three Paxson stations discussed in Note 5 to the financial statements in this document.

ACME Television's 10 7/8% Senior Discount Notes, issued in September 1997, do not accrue cash interest until October 1, 2000 with the first semi-annual payment of interest due on March 31, 2001. ACME Intermediate's 12% Senior Secured Notes, also issued in September 1997, do not accrue cash interest until October 1, 2002 with the first semi-annual payment of interest due on March 31, 2003.

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

ACME Television is in the process of evaluating potential Year 2000 (Y2K) issues for both its information technology (IT) and non-IT systems (non-IT systems include but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems, fax machines, editing equipment, cameras, microphones, etc). All internal software and hardware is purchased, leased or licensed from third party vendors. Most of the Company's station facilities are new or have been recently upgraded and the Company has polled all of its significant software vendors and has been advised by them that their software is Y2K compliant.

The Company has completed its assessment, planning and testing phases, and has commenced the final phase of its Y2K project-implementation. During this phase, the Company will fix, retest and implement critical applications that were discovered to be Y2K deficient during the preceding phases.

At this point in time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, nor is it aware of any material supplier with Y2K readiness problem, but this is subject to change as the compliance testing process continues. The Company expects to be able to implement the systems and programming changes necessary to address Y2K IT and non-IT readiness issues and, based on preliminary estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes.

Pending Adoption of Accounting Standard

The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its quarter ending June 30, 1999. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACME Television's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
-------                          -------------------

 3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement").

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

10.1* Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

10.2* Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.3* Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts Broadcasting of Salt Lake City, L.L.C.

10.4* Asset Exchange Agreement, dated April 20, 1998 by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.

27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

-------------

*    Filed herewith

(b)  REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACME TELEVISION, LLC.

Date: May 14, 1999                          By: /s/ Doug Gealy
                                                -------------------------------
                                                Doug Gealy, President

Date: May 14, 1999                          By: /s/ Thomas D. Allen
                                                -------------------------------
                                                Thomas D. Allen
                                                Executive Vice President / CFO
                                                (principal financial officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACME INTERMEDIATE HOLDINGS, LLC.

Date: May 14, 1999                          By: /s/ Doug Gealy
                                                -------------------------------
                                                Doug Gealy, President

Date: May 14, 1999                          By: /s/ Thomas D. Allen
                                                -------------------------------
                                                Thomas D. Allen
                                                Executive Vice President / CFO
                                                (principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement").

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

10.1* Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

10.2* Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.3* Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts Broadcasting of Salt Lake City, L.L.C.

10.4* Asset Exchange Agreement, dated April 20, 1998 by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.

27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.