Form 10-K/A
period 1998-12-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 1999-10-14
CIK 1049510, 1049530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-K/A


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


                                                     ACME INTERMEDIATE            ACME TELEVISION
(IN THOUSANDS)                                   YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                 ------------------------    ------------------------
                                                    1997          1998          1997          1998
                                                 ----------     ---------    ---------     ----------
STATEMENT OF OPERATIONS DATA:
Net revenues                                      $  11,347      $ 43,928    $  11,347     $  43,928
Operating expenses:
  Station operating expenses                         10,158        32,973       10,158        32,973
  Depreciation and amortization                       1,215        11,355        1,215        11,355
  Corporate                                           1,415         2,627        1,415         2,627
                                                  ---------      --------    ---------     ---------
Operating (loss)                                     (1,441)       (3,027)      (1,441)       (3,027)
Other income (expenses):
  Interest income                                       273           224          273           224
  Interest expense                                   (5,466)      (21,378)      (4,250)      (16,172)
  Gain on sale of assets                                 --         1,112           --         1,112
  Other                                                  --          (380)          --          (380)
                                                  ---------      --------    ---------     ---------
Loss before taxes                                    (6,634)      (23,449)      (5,418)      (18,243)
Income tax benefit                                       --         2,393           --         2,393
                                                  ---------      --------    ---------     ---------
  Net loss                                        $  (6,634)     $(21,056)   $  (5,418)    $ (15,850)
                                                  =========      ========    =========     =========

                                                      AT DECEMBER 31,             AT DECEMBER 31,
                                                 ------------------------    ------------------------
                                                    1997          1998          1997          1998
                                                 ----------     ---------    ---------     ----------
BALANCE SHEET DATA:
Total assets                                      $ 219,172      $286,845    $ 217,682     $ 285,377
Long-term debt(1)                                   167,698       187,499      130,833       145,448
Total members' capital                               44,721        30,712       80,098        71,295


                                                 YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                                 ------------------------    ------------------------
                                                    1997          1998          1997          1998
                                                 ----------     ---------    ---------     ----------
OTHER OPERATING DATA:
Broadcast cash flow and adjusted EBITDA(2):
  Operating loss                                     (1,441)       (3,027)      (1,441)       (3,027)
  Add back:
    Depreciation and amortization                     1,215        11,355        1,215        11,355
    Time brokerage fees                                  --           228           --           228
    Amortization of program rights                    1,433         5,321        1,433         5,321
    Corporate expenses                                1,415         2,627        1,415         2,627
    Adjusted program payments(2)                     (1,598)       (5,124)      (1,598)       (5,124)
                                                  ---------      --------    ---------     ---------
      Broadcast cash flow                             1,024        11,380        1,024        11,380
      Less: corporate expenses                        1,415         2,628        1,415         2,628
                                                  ---------      --------    ---------     ---------
      Adjusted EBITDA                                  (391)        8,752         (391)        8,752

Broadcast cash flow margin(2)                          9.0%         25.9%         9.0%         25.9%
Adjusted EBITDA margin(2)                              NM           19.9%        NM            19.9%


Cash flows provided by (used in):
  Operating activities                                 (398)          275         (501)          275
  Investing activities                             (173,001)      (15,504)    (173,001)      (15,504)
  Financing activities                              182,219         7,362      182,322         7,362



(1) Includes amounts outstanding under our 10 7/8% senior discount notes and 12% senior secured notes.

(2) We define:

      - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

      - adjusted EBITDA as broadcast cash flow less corporate expenses;

      - broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

      - adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

     We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities or other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements and related notes included at Item 8 of this filing.

OVERVIEW

     We derive our revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on our ability to provide popular programming that attracts audiences in the demographic groups targeted by advertisers, thereby allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

     Our revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due for such advertisement and promotion from any network, including The WB Network, or other program provider.

     The carrying value of long-lived assets, consisting of tangible, identifiable intangible, and goodwill, is reviewed if the facts and circumstances suggest that they might be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. There are neither facts nor circumstances that would lead management to believe that any of our long-lived assets are impaired.


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


Operating expenses increased to $47.0 million compared to the prior year's operating expenses of $12.8 million. This increase was also due to the additional stations added or launched since the third quarter of 1997.


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


KPMG LLP


Los Angeles, California
February 24, 1999

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         AS OF DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                            1997                                   1998
                                             -----------------------------------     -----------------------------------
                                                  ACME                                   ACME
                                             INTERMEDIATE             ACME           INTERMEDIATE             ACME
                                             HOLDINGS, LLC       TELEVISION, LLC     HOLDINGS, LLC       TELEVISION, LLC
                                             -------------       ---------------     -------------       ---------------
                                                                           (IN THOUSANDS)
                   ASSETS
Current assets:
     Cash and cash equivalents                       $8,820             $8,820                $953                $953
     Accounts receivable, net                           677                699              10,609              10,609
     Due from affiliates                                 54                162                   4                 131
     Current portion of programming rights              614                614               6,357               6,357
     Prepaid expenses and other current
       assets                                         3,060              3,032                 414                 414
                                             ---------------     --------------      --------------      --------------
        Total current assets                         13,225             13,327              18,337              18,464

Property and equipment, net                           7,346              7,346              16,441              16,441
Programing rights, net of current portion               587                587               8,046               8,046
Deposits                                            143,000            143,000                  36                  36
Deferred income taxes                                    --                 --               3,811               3,811
Intangible assets, net                               36,004             36,004             222,987             222,987
Other assets                                         19,010             17,418              17,187              15,592
                                             ---------------     --------------      --------------      --------------
        Total assets                               $219,172           $217,682            $286,845            $285,377
                                             ===============     ==============      ==============      ==============

      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                               $ 3,363            $ 3,361             $ 4,425             $ 4,425
     Accrued liabilities                                651                651               4,210               4,210
     Current portion of programming
       rights payable                                   653                653               7,649               7,649
     Current portion of obligations under
       lease                                            292                292               1,273               1,273

                                             ---------------     --------------      --------------      --------------
        Total current liabilities                     4,959              4,957              17,557              17,557

Bank borrowings                                          --                 --               8,000               8,000
Programming rights payable, net of current
  portion                                             1,351              1,351               6,512               6,512
Obligations under lease, net of current
  portion                                               443                443               4,199               4,199
Other liabilities                                        --                 --               1,125               1,125
Deferred income taxes                                    --                 --              31,241              31,241
Senior discount notes                               130,833            130,833             145,448             145,448
Senior secured notes                                 36,865                 --              42,051                  --
                                             ---------------     --------------      --------------      --------------
        Total liabilities                           174,451            137,584             256,133             214,082
                                             ---------------     --------------      --------------      --------------

Members' capital                                     51,355             85,516              58,402              92,563
Accumulated deficit                                  (6,634)            (5,418)            (27,690)            (21,268)
                                             ---------------     --------------      --------------      --------------
        Total members' capital                       44,721             80,098              30,712              71,295
                                             ===============     ==============      ==============      ==============
        Total liabilities and members'
          capital                                  $219,172           $217,682            $286,845            $285,377
                                             ===============     ==============      ==============      ==============

See accompanying notes to conolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------

                                                               1997                                    1998
                                               ----------------------------------       -----------------------------------
                                                   ACME                                     ACME
                                               INTERMEDIATE            ACME             INTERMEDIATE             ACME
                                               HOLDINGS, LLC      TELEVISION, LLC       HOLDINGS, LLC       TELEVISION, LLC
                                               -------------      ---------------       -------------       ---------------
                                                                             (IN THOUSANDS)
NET REVENUES                                     $ 11,347            $ 11,347              $ 43,928             $ 43,928
                                                 --------            --------              --------             --------

OPERATING EXPENSES:
  Station operating expenses                       10,158              10,158                32,973               32,973
  Depreciation and amortization                     1,215               1,215                11,355               11,355
  Corporate                                         1,415               1,415                 2,627                2,627
                                                 --------            --------              --------             --------
        Total operating expenses                   12,788              12,788                46,955               46,955
                                                 --------            --------              --------             --------

        Operating loss                             (1,441)             (1,441)               (3,027)              (3,027)

OTHER INCOME (EXPENSES)
  Interest income                                     273                 273                   224                  224
  Interest expense                                 (5,466)             (4,250)              (21,378)             (16,172)
  Gain on sale of assets                               --                  --                 1,112                1,112
  Other expense                                        --                  --                  (380)                (380)
                                                 --------            --------              --------             --------
Net loss before income taxes                       (6,634)             (5,418)              (23,449)             (18,243)
Income tax benefit                                     --                  --                 2,393                2,393
                                                 --------            --------              --------             --------
        Net loss                                 $ (6,634)           $ (5,418)             $(21,056)            $(15,850)
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

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL


                 For the Years Ended December 31, 1998 and 1997
                                 (In thousands)


                         ACME INTERMEDIATE HOLDINGS, LLC

                                                                        TOTAL
                                          MEMBERS'     ACCUMULATED     MEMBERS'
                                          CAPITAL        DEFICIT       CAPITAL
                                          --------     -----------     --------
Balance at December 31, 1996              $     --      $     --       $     --
  Contribution of Parent                    47,201            --         47,201
  Unit offering                              4,154            --          4,154
  Net loss                                      --        (6,634)        (6,634)
                                          --------      --------       --------
Balance at December 31, 1997                51,355        (6,634)        44,721
  Contribution of Parent                     7,047            --          7,047
  Net loss                                      --       (21,056)       (21,056)
                                          --------      --------       --------
Balance at December 31, 1998              $ 58,402      $(27,690)      $ 30,712
                                          ========      ========       ========

                              ACME TELEVISION, LLC

                                                                         TOTAL
                                          MEMBERS'     ACCUMULATED      MEMBERS'
                                          CAPITAL        DEFICIT        CAPITAL
                                          --------     -----------     ---------
Balance at December 31, 1996              $     --      $     --       $     --
  Contribution of Parent                    85,516            --         85,516
  Net loss                                      --        (5,418)        (5,418)
                                          --------      --------       --------
Balance at December 31, 1997                85,516        (5,418)        80,098
  Contribution of Parent                     7,047            --          7,047
  Net loss                                      --       (15,850)       (15,850)
                                          --------      --------       --------
Balance at December 31, 1998              $ 92,563      $(21,268)      $ 71,295
                                          ========      ========       ========


See accompanying notes to consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------------------
                                                                         1997                               1998
                                                             -------------------------------   --------------------------------
                                                                ACME                               ACME
                                                             INTERMEDIATE         ACME         INTERMEDIATE         ACME
                                                             HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC    TELEVISION, LLC
                                                             -------------   ---------------   -------------    ---------------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                  $  (6,634)       $  (5,418)        $(21,056)        $(15,850)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
     Depreciation and amortization                                 1,215            1,215           11,355           11,355
     Amortization of discount on senior notes                      5,121            3,908           20,226           15,037
     Deferred taxes                                                   --               --           (2,393)          (2,393)
     Gain on sale of assets                                           --               --           (1,112)          (1,112)
Changes in assets and liabilities, net of
  purchase transactions:
     Increase in accounts receivables, net                          (699)            (699)          (5,459)          (5,459)
     Increase in Program contracts                                  (706)            (706)          (5,166)          (5,166)
     (Increase) decrease in prepaid expenses                      (3,090)          (3,194)             334              317
     Increase in other assets                                         --               --             (576)            (576)
     Increase in accounts payable                                  3,363            3,361               59               59
     Increase in accrued expenses                                    651              651            2,639            2,639
     Increase in programming rights payable                          381              381            3,899            3,899
     Decrease in other liabilities                                    --               --           (2,475)          (2,475)
                                                                --------         --------         --------         --------

     Net cash provided by (used in) operating activities            (398)            (501)             275              275
                                                                --------         --------         --------         --------

Cash flows from investing activities:
     Purchase of property and equipment                           (6,077)          (6,077)          (2,945)          (2,945)
     Cash acquired in acquisition - St. Louis                         --               --              779              779
     Purchase of Ft. Myers station, net of cash acquired              --               --          (14,450)         (14,450)
     Purchase of Springfield, MO station                              --               --           (2,225)          (2,225)
     Proceeds from sale of Springfield, MO station                    --               --            3,337            3,337
     Deposit relating to acquisition agreement                  (143,000)        (143,000)              --               --
     Purchase of Knoxville station                               (13,454)         (13,454)              --               --
     Other                                                       (10,470)         (10,470)              --               --
                                                                --------         --------         --------         --------
                                                                                       --
     Net cash used in investing activities                      (173,001)        (173,001)         (15,504)         (15,504)
                                                                --------         --------         --------         --------

Cash flows from financing activities:
     Increase in notes payable to bank                                --               --           11,000           11,000
     Payments of notes payable to banks                               --               --           (3,000)          (3,000)
     Payments on capital leases                                      (97)             (97)            (638)            (638)
     Contribution from Parent                                     24,126           62,441               --               --
     Issuance of units                                             4,154               --               --               --
     Issuance of senior discount notes                           127,370          127,370               --               --
     Issuance of senior secured notes                             35,650               --               --               --
     Debt issuance costs                                          (8,984)          (7,392)              --               --
                                                                --------         --------         --------         --------

     Net cash provided by financing activities                   182,219          182,322            7,362            7,362
                                                                --------         --------         --------         --------

     Net increase (decrease) in cash                               8,820            8,820           (7,867)          (7,867)

     Cash at beginning of period                                      --               --            8,820            8,820
                                                                --------         --------         --------         --------

     Cash at end of period                                         8,820            8,820              953              953
                                                                ========         ========         ========         ========

     Cash Payments for:
       Interest                                                      514              514              864              864
       Taxes                                                          --               --               70               70
     Non-Cash Transactions:
       Contributions by Parent                                    23,075           23,075            7,047            7,047
       Property and equipment acquired with
         capital lease obligations                                    --               --            5,375            5,375

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

PROGRAM BROADCAST RIGHTS


Program broadcast rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program broadcast rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program broadcast rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program broadcast rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year rare reflected in the balance sheets as current and noncurrent assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and noncurrent liabilities.


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

                                                          As of
                                                       December 31,
                                                  ----------------------
                                                    1997          1998
                                                  --------      --------
          Broadcast licenses .................     $24,338      $154,351
          Goodwill ...........................      12,427        78,808
                                                  --------      --------
          Total intangible assets ............      36,765       233,159
          Less: accumulated amortization .....        (761)      (10,172)
                                                  --------      --------
              Net intangible assets ..........     $36,004      $222,987
                                                  ========      ========


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


LOCAL MARKETING AGREEMENTS

In connection with station acquisitions, and pending FCC approval of the transfer of license assets, we generally enter into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station's inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1998, are net revenues of $9.5 million and $6.8 million, respectively, that relate to local marketing agreements. Payments to the sellers for the years ended December 31, 1997 and 1998 were $0 and $228,000, respectively. At December 31, 1998, the Company was not obligated for any future payments to sellers.



CARRYING VALUE OF LONG-LIVED ASSETS


The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible, identifiable intangible and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.


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

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

            Notes to Consolidated Financial Statements -- Continued


(3)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                 December 31,
                                            ----------------------
                                              1997          1998
                                            --------      --------
          Land                              $     --      $    553
          Buildings & Improvements               365         2,529
          Broadcast and Other Equipment        7,201        13,163
          Furniture and Fixtures                  60           287
          Vehicles                                61           320
          Construction in process                 --         1,935
                                            --------      --------
          Total                             $  7,687      $ 18,652
          Less Accumulated Depreciation         (341)       (2,211)
                                            --------      --------
              Net Property and equipment    $  7,346      $ 16,441
                                            ========      ========


Included in property and equipment are assets acquired under capital leases with a total cost of $6,207,000 and the associated accumulated depreciation of $767,000.

(4) ACQUISITIONS


On June 17, 1997, ACME Parent acquired substantially all of the assets and assumed certain liabilities of Channel 32, Incorporated, relating to the operations of Station KWBP, in exchange for $18,675,000 in cash and $4,400,000 of membership units in ACME Parent. The acquisition was accounted for using the purchase method. The excess of the purchase price plus the fair value of net liabilities assumed of approximately $23,478,000, has been recorded as an intangible asset and is being amortized over a period of 20 years. In addition, the results of operations (excluding depreciation and amortization) of station KWBP were recorded by the Company beginning January 1, 1997 pursuant to a Local Marketing Agreement whereby ACME Oregon effectively operated the station and funded the station's losses during the period from January 1, 1997 to June 17 1997 (the acquisition date).

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

Pursuant to the LMA relating to Station KPLR, The Company retained all revenues generated by the station, bore substantially all operating expenses (excluding depreciation and amortization) of the station and was obligated to pay an LMA fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results for the year ended December 31, 1997.

On March 13, 1998, ACME Missouri completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to the LMA referred to above, all revenues and operating expenses of the station (excluding depreciation and amortization) for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in the Company's operating results. The purchase transaction was recorded on the consolidated balance sheet of the Company effective March 31, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning April 1, 1998.

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

On June 30, 1998, ACME Parent acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers/Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units in ACME Parent (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million has been recorded as an intangible asset and is being amortized over a period of 20 years. The Company had entered into an LMA agreement with WTVK wherein the Company, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses (excluding depreciation and amortization) of the station and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The LMA terminated upon the consummation of the acquisition. Consequently, under the LMA the revenues and operating expenses of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

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

                        ACME Intermediate        ACME Television
                      ---------------------    --------------------
                       Year Ended Dec 31,       Year Ended Dec 31,
                      ---------------------    --------------------
                        1997         1998        1997        1998
                      --------     --------    --------    --------
Net Revenues          $ 35,410     $ 44,275    $ 35,410    $ 44,275
Net loss               (24,948)     (23,483)    (21,332)    (18,277)
                      ========     ========    ========    ========

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

LEGAL PROCEEDINGS

The Company is a party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

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

    In connection with ACME Utah and ACME New Mexico, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for Stations KUWB and KWBQ from an affiliate of Michael and Steven Roberts. Both Michael and Steven C. Roberts are members of ACME Parent and Michael Roberts is a proposed Member of ACME Parent's Board of Advisors. These leases have terms of approximately fifteen years and provide for monthly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.


    On October 1, 1997, in connection with our acquisition of KWBP, we paid CEA, Inc., an affiliate of one of ACME Parents' unit holders, CEA Capital Partners, a broker's fee of approximately $176,000. On the same day, we paid CEA, Inc., $132,000 in connection with the purchase of WBXX, $25,000 in connection with the purchase of the construction permit for KWBQ (formerly
    KAUO), $45,000 in connection with the purchase of the construction permit for KUPX (formerly KZAR) and $889,000 in connection with the purchase of KPLR, as broker's fees in each of the transactions. Additionally, in connection with the recent acquisition of WBUI, WIWB and WBDT, we paid CEA, Inc. a broker's fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. One of our directors, Mr. Collis, is an officer of an affiliate of CEA Capital Partners.


    The Company believes that the terms of each of the foregoing transactions are or were at least as favorable to the Company or its affiliates as those that could be obtained from an unaffiliated party.


(11) DEFINED CONTRIBUTION PLAN

    In 1998, the Company established a 401(k) defined contribution plan (the
    Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $200,000 to the Plan for the year ended December 31, 1998.


(12) SUBSEQUENT EVENTS (UNAUDITED)

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

                         SUMMARY COMPENSATION TABLE (1)



                                                                                OTHER          ALL
                                                                                ANNUAL        OTHER
                                                    SALARY         BONUS     COMPENSATION  COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR        ($)         ($) (2)       ($) (3)       ($) (4)
     ---------------------------          ----        ---         -------       -------       -------
Jamie Kellner(5)......................    1998      $175,000      $100,000      $     --      $     --
     Chairman of the Board, Chief         1997            --            --            --            --
     Executive Officer and Member of
     the Board of Advisors

Douglas Gealy(5)......................    1998       300,000        25,000         5,351        93,870
     President, Chief Operating           1997       227,083        50,000            --         2,406
     Officer and Member of the Board of
     Advisors

Thomas Allen(5).......................    1998       300,000        25,000            --         6,334
     Executive Vice President, Chief      1997       145,833        50,000       105,000         2,171
     Financial Officer and Member of
     the Board of Advisors

Edward Danduran.......................    1998       106,016        20,000            --         3,000
     Controller and Chief Accounting      1997        67,017            --            --            --
     Officer

Robert Shaw...........................    1998        89,344        16,000            --         2,731
     Vice President of Programming....    1997        50,119         5,000            --           859

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

     In connection with ACME Utah and ACME New Mexico, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for Stations KUWB and KWBQ from an affiliate of Michael and Steven Roberts. Both Michael and Steven C. Roberts are members of ACME Parent and Michael Roberts is a proposed Member of ACME Parent's Board of Advisors. These leases have terms of approximately fifteen years and provide for monthly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.

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

  10.7      Purchase Agreement, dated October 30, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.8      Option Agreement, dated November 5, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.9      Tower Lease Agreement, dated December 30, 1998, by and between
            Roberts Broadcasting of New Mexico, LLC and Acme Television of New
            Mexico, LLC.

  21.0      Subsidiaries

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

                                              ACME Intermediate Holdings, LLC



Date: October 14, 1999                        /s/ Thomas D. Allen
                                              ----------------------------------
                                              Thomas D. Allen
                                              Executive Vice President and Chief
                                              Financial Officer and Director
                                              (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                        Capacity                       Date
       ---------                        --------                       ----

/s/ Jamie Kellner           Chairman of the Board                 October 14, 1999
-------------------------   Chief Executive Officer and Member
Jamie Kellner               of ACME Parent's Board of Advisors
                            (Principal Executive Officer)


/s/ Douglas Gealy           President and Member of ACME          October 14, 1999
-------------------------   Parent's Board of Advisors
Douglas Gealy


/s/ Thomas D. Allen         Executive Vice President and Chief    October 14, 1999
-------------------------   Financial Officer and Member of
Thomas D. Allen             the Board of Advisors
                            (Principal Financial Officer)

/s/ Edward Danduran         Vice President and Controller         October 14, 1999
-------------------------   (Principal Accounting Officer)
Edward Danduran


/s/ Thomas D. Allen         Majority Member                       October 14, 1999
-------------------------
ACME Television Holdings, LLC
By:     Thomas Allen
Title:  Executive Vice President and
        Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACME Television, LLC



Date: October 14, 1999                          /s/ Thomas D. Allen
                                              ----------------------------------
                                              Thomas D. Allen
                                              Executive Vice President and Chief
                                              Financial Officer and Director
                                              (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                     Capacity                    Date
        ---------                     --------                    ----

/s/ Jamie Kellner           Chairman of the Board             October 14, 1999
------------------------    Chief Executive Officer and
Jamie Kellner               Member of ACME Parent's Board
                            of Advisors
                            (Principal Executive Officer)


/s/ Douglas Gealy           President and Member of ACME      October 14, 1999
------------------------    Parent's Board of Advisors
Douglas Gealy


/s/ Thomas D. Allen         Executive Vice President and      October 14, 1999
------------------------    Chief Financial Officer and
Thomas D. Allen             Member of the Board of Advisors
                            (Principal Financial Officer)

/s/ Edward Danduran         Vice President and Controller     October 14, 1999
------------------------    (Principal Accounting Officer)
Edward Danduran


/s/ Thomas Allen            Majority Member                   October 14, 1999
------------------------
ACME Intermediate Holdings, LLC
By:     Thomas Allen
Title:  Executive Vice President and
        Chief Financial Officer

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

  10.7      Purchase Agreement, dated October 30, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.8      Option Agreement, dated November 5, 1998, by and between Roberts
            Broadcasting of New Mexico, LLC and Acme Television of New Mexico,
            LLC.

  10.9      Tower Lease Agreement, dated December 30, 1998, by and between
            Roberts Broadcasting of New Mexico, LLC and Acme Television of New
            Mexico, LLC.

  21.0      Subsidiaries

  27.1* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

  27.2* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.


------------
*  Filed herewith