Form 10-Q
period 2002-09-30
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 2002-11-14
CIK 1049510, 1049530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:

ACME Intermediate Holdings, LLC	333-40277

ACME Television, LLC	333-40281

ACME INTERMEDIATE HOLDINGS, LLC

AND
ACME TELEVISION, LLC
(Exact name of registrants as specified in their charters)

Delaware	ACME INTERMEDIATE HOLDINGS, LLC	52-2050589
Delaware	ACME TELEVISION, LLC	52-2050588
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identifications no.)

2101 E. Fourth Street, Suite 202A

Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Communications, Inc. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

As of November 14, 2002, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

ACME INTERMEDIATE HOLDINGS, LLC

AND
ACME TELEVISION, LLC

FORM 10-Q

ACME Intermediate Holdings, LLC and Subsidiaries

ACME Television, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of September 30, 2002		As of December 31, 2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$2,492	$2,492	$4,280	$4,280

Restricted cash	2,895	2,895	1,741	1,741

Accounts receivable, net	14,743	14,743	13,563	13,563

Current portion of programming rights	17,422	17,422	14,539	14,539

Prepaid expenses and other current assets	2,303	2,303	1,286	1,286

Deferred income taxes	—	—	746	746

Total current assets	39,855	39,855	36,155	36,155

Property and equipment, net	40,886	40,886	36,493	36,493

Programming rights, net of current portion	30,077	30,077	20,490	20,490

Intangible assets, net	252,595	252,595	252,595	252,595

Other assets	8,009	6,928	8,369	7,113

Deposits	1,978	1,978	848	848

Total assets	$373,400	$372,319	$354,950	$353,694

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities:

Accounts payable	$8,423	$8,423	8,620	8,620

Accrued liabilities	5,250	5,250	13,269	13,269

Due to affiliates	1,893	1,764	1,161	1,033

Current portion of programming rights payable	17,813	17,813	14,121	14,121

Current portion of obligations under lease	3,932	3,932	3,290	3,290

Total current liabilities	37,311	37,182	40,461	40,333

Programming rights payable, net of current portion	28,668	28,668	19,931	19,931

Obligations under lease, net of current portion	9,222	9,222	9,436	9,436

Other liabilities	251	251	328	328

Deferred income taxes	30,533	30,366	1,635	7,878

Notes payable under revolving credit facility	14,600	14,600	—	—

10 7/8% senior discount notes	175,000	175,000	175,000	175,000

12% senior secured notes	68,866	—	62,424	—

Total liabilities	364,451	295,289	309,215	252,906

Members’ capital	203,981	238,142	191,386	225,547

Accumulated deficit	(195,032)	(161,112)	(145,651)	(124,759)

Total members’ capital	8,949	77,030	45,735	100,788

Total liabilities and members’ capital	$373,400	$372,319	$354,950	$353,694

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries

ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,

	2002		2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

Net revenues	$20,035	$20,035	$16,693	$16,693

Operating expenses:

Station operating expenses	15,979	15,979	13,237	13,237

Depreciation and amortization	1,325	1,325	4,953	4,953

Corporate expenses	884	884	787	787

Equity-based compensation	115	115	132	132

LMA fees	70	70	—	—

Operating income (loss)	1,662	1,662	(2,416)	(2,416)

Other income (expenses):

Interest income	29	29	38	38

Interest expense	(7,892)	(5,635)	(7,315)	(5,349)

Gain on disposal of assets, net	1	1	—	—

Other expense	(69)	(69)	(49)	(49)

Net loss before income taxes	(6,269)	(4,012)	(9,742)	(7,776)

Income tax benefit (expense)	888	721	3,208	2,461

Net loss	$(5,381)	$(3,291)	$(6,534)	$(5,315)

Parent’s contributions	115	115	7,732	7,732

Members’ Capital at the beginning of the period	14,215	80,206	52,073	104,619

Members’ Capital at the end of the period	$8,949	$77,030	$53,271	$107,036

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries

ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,

	2002		2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

Net revenues	$57,783	$57,783	$52,069	$52,069

Operating expenses:

Station operating expenses	46,881	46,881	41,253	41,253

Depreciation and amortization	3,777	3,777	14,822	14,822

Corporate expenses	2,729	2,729	2,607	2,607

Equity-based compensation	346	346	397	397

LMA fees	74	74	—	—

Operating income (loss)	3,976	3,976	(7,010)	(7,010)

Other income (expenses):

Interest income	50	50	211	211

Interest expense	(23,396)	(16,778)	(21,773)	(16,006)

Loss on disposal of assets, net	(15)	(15)	(10)	(10)

Other expense	(223)	(223)	(144)	(144)

Net loss before income taxes	(19,608)	(12,990)	(28,726)	(22,959)

Income tax benefit (expense)	(29,773)	(23,363)	9,471	7,280

Net loss	$(49,381)	$(36,353)	$(19,255)	$(15,679)

Parent’s contributions	12,595	12,595	7,997	7,997

Members’ Capital at the beginning of the period	45,735	100,788	64,529	114,718

Members’ Capital at the end of the period	$8,949	$77,030	$53,271	$107,036

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries

ACME Television, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended

	September 30, 2002		September 30, 2001

	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC

		(In thousands)
Cash flows from operating activities:

Net loss	$(49,381)	$(36,353)	$(19,255)	$(15,679)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,777	3,777	14,822	14,822

Amortization of program rights	12,140	12,140	10,487	10,487

Amortization of debt issuance costs	1,578	1,403	940	940

Amortization of discount on 12% senior secured notes	6,442	—	5,648	—

Loss on disposal of assets, net	15	15	10	10

Equity-based compensation	346	346	397	397

Deferred taxes	29,644	23,234	(9,516)	(7,325)

Changes in assets and liabilities:

(Increase) decrease in accounts receivables, net	(1,180)	(1,180)	1,406	1,406

Increase in prepaid expenses	(1,017)	(1,017)	(384)	(384)

Decrease in other assets	35	35	16	16

Increase in accounts payable	2,670	2,670	140	140

Increase (decrease) in accrued liabilities	(8,011)	(8,011)	4,416	4,416

Payments on programming rights payable	(12,255)	(12,255)	(10,486)	(10,486)

Increase (decrease) in due to affiliates	731	731	104	(15)

Increase (decrease) in other liabilities	(10)	(11)	27	27

Net cash used in operating activities	(14,476)	(14,476)	(1,228)	(1,228)

Cash flows from investing activities:

Purchase of property and equipment	(11,052)	(11,052)	(4,653)	(4,653)

Proceeds from the sale of assets	—	—	230	230

Purchases of and deposits for station interests	(290)	(290)	(89)	(89)

Purchase of minority interest in automobile website	(871)	(871)	—	—

Net cash used in investing activities	(12,213)	(12,213)	(4,512)	(4,512)

Cash flows from financing activities:

Increase in revolving credit facility	14,600	14,600	—	—

Payment of financing costs on credit facility	(1,222)	(1,222)	—	—

Cash restricted as collateral under capital lease facilities	(1,154)	(1,154)	—	—

Capital lease obligations	3,334	3,334	2,966	2,966

Payments of capital lease obligations	(2,906)	(2,906)	(1,743)	(1,743)

Capital contribution from parent	12,249	12,249	7,600	7,600

Net cash provided by financing activities	24,901	24,901	8,823	8,823

Net increase (decrease) in cash	(1,788)	(1,788)	3,083	3,083

Cash at beginning of period	4,280	4,280	10,347	10,347

Cash at end of period	$2,492	$2,492	$13,430	$13,430

Cash payments for:

Interest	$20,890	$20,890	$10,252	$10,252

Taxes	$187	$187	$45	$45

Non-cash transactions:

Program rights in exchange for program rights payable	$24,622	$24,622	$23,155	$23,155

See the notes to the consolidated financial statements.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

(1) Formation and Description of the Business

Reorganization of Parent

         ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

         On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC the parent company of ACME Intermediate Holdings, LLC (“ACME Intermediate”) and its wholly-owned subsidiary ACME Television, LLC (“ACME Television”) and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the “Reorganization”), whereby ACME Communications, Inc., became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to “ACME Parent” herein refer to ACME Communications, Inc.

Formation

         ACME Intermediate was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Parent, of ACME Parent’s wholly-owned subsidiaries — ACME Television of Oregon, LLC (“ACME Oregon”) and ACME Television of Tennessee, LLC (“ACME Tennessee”) and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Intermediate has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in ACME Intermediate.

         ACME Television was formed on August 8, 1997. Upon formation, ACME Television received a contribution from ACME Parent through ACME Intermediate of ACME Parent’s wholly owned subsidiaries — ACME Oregon and ACME Tennessee and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Television has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in ACME Television.

         ACME Parent owns directly or indirectly, 100% of the outstanding member units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding member units of ACME Television.

Description of the Business

         ACME Intermediate is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates a television production company and the following ten commercially licensed broadcast television stations located throughout the United States:

			U.S.
			Market	Network
Station	Channel	Market	Rank*	Affiliation

KPLR	11	St. Louis, MO	22	WB

KWBP	32	Portland, OR	23	WB

KUWB	30	Salt Lake City, UT	36	WB

KWBQ	19	Albuquerque-Santa Fe, NM	49	WB

KASY	50	Albuquerque-Santa Fe, NM	49	UPN

WBDT	26	Dayton, OH	58	WB

WBXX	20	Knoxville, TN	63	WB

WIWB	14	Green Bay-Appleton, WI	69	WB

WTVK	46	Ft. Myers-Naples, FL	70	WB

WBUI	23	Champaign-Springfield-Decatur, IL	82	WB

*	Based on Nielsen Media Research estimate of television households, September 2002.

         In March 2002, we entered into a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN, the UPN affiliate that served the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million, $200,000 of which we deposited into escrow earlier this year. We began operating the station under an interim local marketing agreement (“LMA”) on April 1, 2002. The affiliation was switched to The WB Television Network (“The WB”) at the end of August 2002 and the call letters changed to WBUW. We expect to close the transaction during the fourth quarter of 2002. Net costs associated with the LMA for the three and nine months ended September 30, 2002 were $70,000 and $74,000, respectively.

         In August 2002, we founded ACME Television Productions, LLC, (“ATP”) a wholly owned subsidiary which produces our new daily morning news program, “The Daily Buzz”. All of our stations began broadcasting “The Daily Buzz” in September 2002. During the fourth quarter, we began to license the show to certain cable programmers in smaller markets. We expect to continue to market the program, subject to demand, to both other cable and broadcast stations as well as sell barter advertising time in the show to national advertisers.

         We also own the rights to acquire construction permits to build four other stations – three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million.

(2) Presentation of Interim Financial Statements

         Financial statements are presented for each of ACME Intermediate Holdings, LLC and its wholly-owned subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the “Company” refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of our revenue is attributed to a single reportable segment — television broadcasting.

         The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In our opinion, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”), these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3) Long-Lived Assets, Goodwill and Intangible Assets – Adoption of Statements 142 and 144

         We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, we will no longer amortize goodwill or intangible assets. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption. We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired. As of December 31, 2001 and September 30, 2002, we had $106.3 million in unamortized goodwill and $165.0 million in unamortized broadcast licenses.

         Following is a reconciliation of the September 30, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	ACME Intermediate, LLC

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Reported net loss	$(5,381)	$(6,534)	$(49,381)	$(19,255)

Add back:

Goodwill amortization	—	1,312	—	3,998

Broadcast licenses amortization	—	2,529	—	7,523

Income tax expense	—	(967)	—	(2,875)

Adjusted net loss	$(5,381)	$(3,660)	$(49,381)	$(10,609)

	ACME Television, LLC

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Reported net loss	$(3,291)	$(5,315)	$(36,353)	$(15,679)

Add back:

Goodwill amortization	—	1,312	—	3,998

Broadcast licenses amortization	—	2,529	—	7,523

Income tax expense	—	(967)	—	(2,875)

Adjusted net loss	$(3,291)	$(2,441)	$(36,353)	$(7,033)

         Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $29.2 and 22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against its deferred tax assets.

         We also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of September 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

(4) Revolving Credit Facility

         In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At September 30, 2002 we had borrowings under the facility of $14.6 million, bearing an implicit average interest rate of 6.1%, and had $25.4 million available under the facility. We were in compliance with all covenants at September 30, 2002.

         Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. Approximately $292,000 in capitalized costs that related to the prior facility were expensed in the first quarter of 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward -Looking Statements:

         This Quarterly Report on Form 10-Q includes forward-looking statements. In addition, when used in this Quarterly Report on Form 10-Q, the words “anticipate”, “may”, “could”, “should”, “believe,” “expect,” or “might” and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, including advertising demand, pricing fluctuations in local and national advertising, volatility in programming costs, the inability to close the Madison acquisition, the inability to secure Federal Communications Commission approval for construction permits, the possibility of borrowing limitations under our credit facilities, the inability to make interest payments on the Company’s long-term debt, potential preemptions of regular programming for national news events and the other risk factors set forth in the Company’s 2002 Form 10-K filed with the SEC on April 1, 2002. The Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of this Quarterly Report on Form 10-Q.

         The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

         Our ten owned and operated television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB. Our second station in the Albuquerque – Santa Fe marketplace is a UPN affiliate. KPLR – St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years. In addition we currently operate, under an LMA, the WB affiliate in Madison, WI. We expect to complete our acquisition of this station in the fourth quarter of 2002.

         We derive revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

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

         Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production costs and music licensing fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB, UPN or from other program suppliers.

Results of Operations

         The following table sets forth our calculation of broadcast cash flow and EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:
	Three Months ended September 30,		Nine Months ended September 30,

Broadcast cash flow and EBITDA(1):	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Operating Income (loss)	$1,662	$(2,416)	$3,976	$(7,010)

Add back:

Equity-based compensation	115	132	346	397

Depreciation and amortization	1,325	4,953	3,777	14,822

LMA Fees	70	—	74	—

Amortization of program rights	4,123	3,411	12,140	10,487

Corporate expenses	884	787	2,729	2,607

Adjusted program payments (1)	(4,171)	(3,426)	(12,255)	(10,486)

Broadcast cash flow	4,008	3,441	10,787	10,817

Less:

Corporate expenses	884	787	2,729	2,607

EBITDA	$3,124	$2,654	$8,058	$8,210

Broadcast cash flow margin (1)	20.0%	20.6%	18.7%	20.8%

EBITDA margin (1)	15.6%	15.9%	13.9%	15.8%

Cash flows provided by (used in):

Operating activities			$(14,476)	$(1,228)

Investing activities			$(12,213)	$(4,512)

Financing activities			$24,901	$8,823

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights that have been written-off in connection with acquisitions;

•	EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	EBITDA margin as EBITDA as a percentage of net revenues.

We have included broadcast cash flow, broadcast cash flow margin, EBITDA and EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations’

operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with accounting principles generally accepted in the United States of America. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Quarter and Nine Months ended September 30, 2002 vs. September 30, 2001

         Net revenues increased 20% to $20.0 million for the third quarter of 2002 compared to $16.7 million for the same period a year ago while year-to-date net revenues were up 11% to $57.8 million for 2002 compared to $52.1 million for the first nine months of 2001. This double-digit revenue growth was driven by a combination of strengthening advertiser demand in our markets and ratings-driven increased market share performance at our Developing Stations. We accomplished this growth without any significant benefit of the political advertising in our markets as politicians continue to pass up the opportunity to campaign for our typically younger aged viewers.

         Station operating expenses increased 21% to $16.0 million for the third quarter of 2002 compared to $13.2 million for the same period a year ago and increased 14% to $46.9 million for the nine-month period ended September 30, 2002 compared with $41.3 million for the corresponding period in 2001. These increases are primarily due to increased programming expense which was up 30% for the quarter and 19% for the nine-month period compared to 2001 due to our continued investment in, and upgrade to, our program schedule, which also included the addition of our new morning news show “The Daily Buzz” launched in September 2002. Sales and related expenses were up 5% for the quarter and 16% for the nine-month period as compared to the same periods in 2001, principally due to increased Nielsen rating service charges and sales incentive programs. Engineering expenses increased 12% for the quarter and 11% for the nine-month period due to costs associated with our new digital facilities. Also, last year’s third quarter expenses benefited from the reversal (due to the combined adverse effects of a major advertising recession and 9/11) of the first two quarters’ incentive compensation accruals.

         Depreciation and amortization decreased 73% to $1.3 million in the third quarter of 2002 compared to $5.0 million in the same period a year ago and for the nine month period depreciation and amortization decreased 75% to $3.8 million compared to $14.8 million for the same period in 2001, due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized. This reduced our depreciation and amortization expense by $3.8 million and $11.5 million for the three and nine-month periods ended September 30, 2002, respectively. Depreciation expense relating to fixed assets increased $214,000 (19%) for the three months and $477,000 (14%) for the nine months ended September 30, 2002 compared to the same periods in 2001 because of our capital expenditures to convert to digital broadcasting, upgrade existing equipment and launch “The Daily Buzz”.

         Corporate expenses increased 12% to $884,000 for the third quarter of 2002 as compared to $787,000 for the same period a year ago. On a year to date basis, corporate expenses increased 5% to $2.7 million in 2002 compared to $2.6 million in 2001. Both the increase in the third quarter and the increase for the nine-month period are due primarily to increased insurance expenses and increased investor relations expenses offset by a reduction in professional fees and incentive compensation provisions.

         Equity-based compensation of $115,000 in the third quarter of 2002 and $132,000 in the third quarter of 2001 and $346,000 and $397,000 for the nine-months ended September 30, 2002 and 2001, respectively, relates to stock options issued upon the conversion of our long-term incentive plan awards during ACME Parent’s IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 for the quarter and $51,000 year to date in 2002 is due to stock options that were forfeited by former employees.

         ACME Television’s interest expense for the third quarter of 2002 was $5.6 million and was $5.3 million in the third quarter of 2001 and for the nine month period was $16.8 million in 2002 and $16.0 million in 2001. This third quarter 2002 increase was primarily due to interest expense on borrowings under our revolving credit facility and increased interest expense on our capital lease facilities. Interest expense for the nine-month period also includes the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below).

         ACME Intermediate’s interest expense for the third quarter of 2002 was $7.9 million and was $7.3 million for the previous year and for the nine month period interest expense was $23.4 million in 2002 and $21.8 million in 2001. In addition to the higher interest expense at ACME Television, interest expense also increased relating to the higher accreted principal balance for ACME Intermediate’s 12% senior secured notes compared to a year ago.

         ACME Intermediate and ACME Television’s income tax benefits for the third quarter of 2002 were $888,000 and $721,000, respectively, compared to income tax benefits of $3.2 and $2.5 million, respectively, in the corresponding quarter of 2001. For the nine month period ACME Intermediate’s income tax expense was $29.8 million for 2002 and the benefit was $9.5 million for 2001. ACME Television’s income tax expense was $23.4 million for the nine month period ended September 30, 2002 and the benefit was $7.3 million for the same period in 2001. The tax benefits recorded in the three months ended September 30, 2002 reflect an adjustment to both ACME Intermediate’s and ACME Television’s effective tax rates for 2002. The tax expense recorded by both companies for the nine months ended September 30, 2002 relates primarily to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, in the first quarter of 2002 we recorded one-time, non-cash charges totaling $29.2 million and $22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense to establish a valuation allowance against its deferred tax assets.

         Broadcast cash flow (as defined) for the third quarter increased 16% to $4.0 million compared to $3.4 million in the same period a year ago due to our revenue growth. On a year-to-date basis, broadcast cash flow remained flat at $10.8 million as the growth in our revenues has started to equal the growth in our expenditures.

         EBITDA (as defined) increased 18% to $3.1 million for the third quarter of 2002 compared to $2.7 million EBITDA for the third quarter of 2001 on the strength of increased broadcast cash flow. On a year-to-date basis, EBITDA decreased 2% to $8.1 million compared to $8.2 million in the same period a year ago. This nine-month decrease reflects our increased corporate expenses.

         ACME Television’s net loss for the third quarter of 2002 was $3.3 million compared to a net loss for the third quarter of 2001 of $5.3 million. For the nine month period, ACME Television’s net loss was $36.4 million in 2002 and $15.7 million in 2001. The $2.0 million decreased net loss for the third quarter is primarily the result of increased operating income (which includes the $3.8 million decrease in amortization expense resulting from the adoption of SFAS No. 142) partially offset by increased interest expense and a reduction in our income tax benefit. The $20.7 million increase in ACME Television’s net loss for the nine month period is primarily attributable to the deferred tax expense (compared to the deferred tax benefits in the prior year period) which include the one-time tax charge of $22.3 million we recognized in January 2002 upon our adoption of SFAS No. 142, offset by reduced amortization of intangibles ($11.5 million reduction), which also resulted from the adoption of SFAS No. 142, and increased interest expense. ACME Intermediate’s higher net loss for the quarter and nine-month periods ended September 30, 2002, compared to ACME Television’s, reflect the interest and income tax expense related to ACME Intermediate’s 12% senior secured notes.

Liquidity and Capital Resources

         Cash flow used in operating activities was $14.5 million for the nine months ended September 30, 2002 compared to cash flow used in operating activities of $1.2 million for the first nine months of 2001. This increase in the use of cash relates primarily to the timing of the cash interest payment on our 10 7/8% Senior Discount Notes. The payment, which is due on September 30th, was paid on October 1st in 2001 due to September 30th falling on a Sunday. Interest expense was also higher for the nine months ended September 30, 2002 compared to the prior year due to higher revolver and capital lease debt during 2002.

         Cash flow used in investing activities during the first nine months of 2002 was $12.2 million compared to $4.5 million used during the first nine months of 2001. The $7.7 million increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations, a minority investment in an automobile-related website and the deposit made in connection with our pending purchase of WBUW, Madison, Wisconsin.

         Cash flow provided by financing activities was $24.9 million for the nine months of 2002 compared to $8.8 million used in financing activities in 2001. This $16.1 million increase is primarily attributable to the $12.2 million contribution from ACME Parent. The remainder relates to our borrowings on our credit facility offset by payment of financing costs and decreased net borrowings on our capital lease facilities (net of repayments and cash placed on deposit to secure such borrowings).

         In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new revolving facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain, station acquisitions and dispositions. At September 30, 2002 we had borrowings under the facility totaling $14.6 million, bearing an implicit average interest rate of 6.1%, and had $25.4 million available under the facility. We were in compliance with all covenants at September 30, 2002.

         In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our most recent capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At September 30, 2002, amounts due under all capital lease facilities totaled $13.2 million bearing an implicit average interest rate of 8.4% per annum.

         We expect to incur approximately $1.0 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting and defer the expected upgrade of the Madison, WI station we anticipate purchasing, until 2003. We expect that our capital expenditures after 2002, apart from those related to any pending and future acquisitions, will approximate $3.5 million per year.

         Effective October 1, 2000, ACME Television’s $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and the payments are due on March 31st and September 30th. ACME Intermediate’s $71.6 million 12% Senior Secured Notes began accruing cash interest on October 1, 2002, with the first semi-annual payment of approximately $4.3 million due on March 31, 2003.

         At September 30, 2002, the Company had $5.4 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $2.5 million and $2.7 million for ACME Intermediate and ACME Television, respectively.

         We believe that existing unrestricted cash balances, funds generated from operations and borrowings under our credit facility will be sufficient to satisfy our cash requirements for existing operations until September 30, 2003. However, these sources of funds may not be adequate to make the entire interest payment of approximately $13.8 million on our Senior Discount and Senior Secured Notes on September 30, 2003. The Company believes it should be able to find alternative sources of debt or equity financing of liquidity through the sale of selected assets. There is no guarantee that the Company will be able to complete the sale of selected assets or complete additional debt or equity transactions, if at all, on terms which are acceptable to the Company. The Company’s next interest payment following September 30, 2003 of approximately $13.8 million is due on March 31, 2004. Although the Company currently does not expect to generate adequate pre-interest operating cash flow to fund that interest payment, the Company expects that funds from any transaction described above that is successfully completed would satisfy that payment.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

         We record revenue from the sale of airtime related to advertising and contracted time at the time of broadcast and maintain an allowance for doubtful accounts for the estimated losses that may result from the inability of our customers to make required payments. We utilize information available to us, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not have a significant concentration of accounts receivable from any single customer or industry segment.

         Under many of our syndicated programming agreements, the Company provides advertising time to the supplier as full or partial consideration for the program rights. We record revenue and corresponding expenses associated with such barter agreements based on the estimated value of the advertising time exchanged. This barter revenue and expense was $1.8 million and $5.1 million for the three and nine-months ended September 30, 2002, respectively. The corresponding barter revenue and expense for the three and nine-months ended September 30, 2001 was $1.4 million and $4.4 million, respectively.

Programming Rights

         Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. For the quarter and nine-month periods ended September 30, 2001 programming rights impairment charges totaled $150,000 and $196,000, respectively. For both the quarter and nine-month periods ended September 30, 2002 programming rights impairment charges totaled $100,000.

Long-Lived Assets, Goodwill and Intangible Assets

         We evaluate long-lived assets in accordance with SFAS No. 144. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of September 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

         We evaluate goodwill and intangibles in accordance with SFAS No. 142. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption (January 1, 2002). We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired.

Accounting for Income Taxes

         Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $29.2 million and $22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against our deferred tax assets. If we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, we would record an adjustment to the valuation allowance and a tax benefit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2002, we had borrowings of $14.6 million, bearing an implicit average interest rate of 6.1%, and $25.4 million available under the credit facility.

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes began accruing cash interest with the first semi-annual interest payment of approximately $4.3 million due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $171.5 and $63.0 million, respectively, as of September 30, 2002.

Item 4.   Controls and Procedures

         Our management, including our Chief Executive Officer and our Chief Financial Officer , have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under the Securities and Exchange Commission (“SEC”) rules, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and form”. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that such controls and procedures were effective as of November 11, 2002, the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

         We currently and from time to time are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance, which we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ACME INTERMEDIATE HOLDINGS, LLC.

Date: November 14, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen
Executive Vice President / CFO
(Principal accounting officer)

ACME TELEVISION, LLC.

Date: November 14, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen
Executive Vice President / CFO
(Principal accounting officer)

I, Jamie Kellner, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Intermediate Holdings, LLC;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/    Jamie Kellner
Chief Executive Officer and Chairman of the Board

I, Thomas D. Allen, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Intermediate Holdings, LLC;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/  Thomas D. Allen
Executive Vice President and Chief Financial Officer

I, Jamie Kellner, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Television, LLC;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/  Jamie Kellner
Chief Executive Officer and Chairman of the Board

I, Thomas D. Allen, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of ACME Television, LLC;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/  Thomas D. Allen
Executive Vice President and Chief Financial Officer