Form 10-K
period 2002-12-31
ACME TELEVISION LLC; ACME INTERMEDIATE HOLDINGS LLC
filed 2003-04-15
CIK 1049510, 1049530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS:

ACME INTERMEDIATE HOLDINGS, LLC 333-40277
ACME TELEVISION, LLC 333-40281

ACME INTERMEDIATE HOLDINGS, LLC
AND
ACME TELEVISION, LLC
(EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTER)

DELAWARE DELAWARE (State or other jurisdiction of Incorporation or organization)	ACME INTERMEDIATE HOLDINGS, LLC ACME TELEVISION, LLC	52-2050589 52-2050588 (I.R.S. Employer Identification No.)

2101 E. FOURTH STREET, SUITE 202A
SANTA ANA, CALIFORNIA, 92705
(714) 245-9499
(ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by the Registrants’ parent, ACME Communications, Inc. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

As of March 31, 2003, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, membership units outstanding; all such units are owned, directly or indirectly, by the Registrants’ parent, ACME Communications, Inc.

The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

AND

ACME TELEVISION, LLC

ANNUAL REPORT ON FORM 10-K

PAGE

PART I
Item 1. Business (Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)	3
Item 2. Properties	10
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	11
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	11
Item 6. Selected Financial Data (Omitted pursuant to General Instruction I(2)(a) of Form 10-K)	11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)	11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16
Item 8. Financial Statements and Supplementary Data:	16
Independent Auditors’ Report	17
Consolidated Balance Sheets	18
Consolidated Statements of Operations	19
Consolidated Statements of Members’ Capital	20
Consolidated Statements of Cash Flows	21
Notes to Consolidated Financial Statements	23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
PART III
Item 10. Directors and Executive Officers of the Registrant (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 11. Executive Compensation (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
PART IV
Item 14. Controls and Procedures	35
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	35
Schedule I — Condensed Financial Information of ACME Intermediate Holdings, LLC and ACME Television, LLC (Parent Companies)	40
Schedule II — Valuation and Qualifying Accounts	45

Forward-looking Statements

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “potential” “might” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

Item 1. Business

     Abbreviated pursuant to General Instruction I (2) (d) of Form 10-K

     ACME Communications, Inc. (“ACME Parent”) was formed on July 23, 1999 in preparation for and in conjunction with an initial public offering of its common stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC (the parent company of ACME Intermediate Holdings, LLC — “ACME Intermediate”) and its members and the Board of Directors and stockholder of ACME Parent approved a merger and reorganization (the “Reorganization”), whereby ACME Parent became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate, and its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

     This integrated Form 10-K is filed pursuant to the Securities and Exchange Act of 1934, as amended, for each of ACME Intermediate and its subsidiary, ACME Television. Separate financial information has been provided for each entity and, where appropriate, separate disclosure. Unless the context requires otherwise, references to the “Company” refers to both ACME Intermediate and ACME Television.

     The Company owns and operates nine broadcast television stations in medium-sized markets across the United States. Eight of these television stations are network affiliates of The WB Television Network and one station is a network affiliate of UPN. These nine stations broadcast in markets that cover in aggregate approximately 3.7% of the total U.S. television households. We are the fourth largest WB Network affiliated group in the country. Mr. Kellner, our Chairman and Chief Executive Officer, is also a founder of and Chairman and Chief Executive Officer of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993.

     On December 27, 2002, we announced that we had entered into agreements to sell two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company for an aggregate all-cash consideration of $275 million. We completed these transactions on March 21, 2003. In accordance with generally accepted accounting principles (“GAAP”), we have accounted for the results of these two stations as “discontinued operations” and our remaining nine stations represent our continuing operations.

     Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, since many of the stations we own are in markets where the

Federal Communications Commission allows dual ownership of broadcast television stations (“duopoly”), our long-term strategy also includes acquiring such second stations.

     Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 2001 / 2002 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local and regional sports programming in selected markets and provide local news and weather updates in our morning news show. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

Our Competition

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and Fox programming generally achieve higher household audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

•	the traditional networks’ efforts to reach a broader audience;

•	historically, less competition;

•	generally better channel positions;

•	more network programming being broadcast weekly;

•	the traditional networks’ cross-promotions; and

•	the traditional networks’ more established market presence than The WB Network.

     However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our programs achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Furthermore, emerging technologies that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower television advertising demand.

     Other technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized niche programming. The Telecommunications Act of 1996 permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as cable systems or as open video systems, each pursuant to different regulatory schemes. We cannot predict the effect that these and other technological and regulatory changes will have on the broadcast television industry or on the future profitability and value of a particular broadcast television station.

     Broadcast television stations compete with other television stations in their designated market areas for the acquisition of programming. Generally, cable systems do not compete with local stations for programming, but various national cable networks do from time to time and on an increasing basis acquire programming that could have been offered to local television stations. Public broadcasting stations generally compete with commercially-rated broadcasters for viewers, but do not compete for advertising revenues. Historically, the cost of programming has increased because of an increase in the number of independent stations and a shortage of quality programming.

Federal Regulation of Television Broadcasting

     Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

•	to issue, revoke and modify broadcast licenses;

•	to decide whether to approve a change of ownership or control of station licenses;

•	to regulate the equipment used by stations; and

•	to adopt and implement regulations to carry out the provisions of the Communications Act.

     Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

     License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as forfeiture). Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

     Our current licenses expire as follows:

Station (by market ranking)	Expiration Date

KUWB / Salt Lake City
KWBQ / Albuquerque — Santa Fe
KASY / Albuquerque — Santa Fe
WBDT / Dayton
WBXX / Knoxville
WIWB / Green Bay — Appleton
WTVK / Ft. Myers — Naples
WBUI / Champaign — Decatur — Springfield
WBUW / Madison
October 1, 2006 October 1, 2006 October 1, 2006 October 1, 2005 August 1, 2005 December 1, 2005 February 1, 2005 December 1, 2005 December 1, 2005

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee and those persons holding attributable interests therein; and

•	compliance with the Communications Act’s limitations on alien ownership.

     Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refer to the level of ownership or other involvement in station operations which would result in the FCC attributing ownership of that station or other media outlet to the person or entity in determining compliance with FCC ownership limitations.

     To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC’s staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be better served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have an attributable interest in the broadcast company. However, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

     The FCC rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

•	there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

•	the station to be acquired is a “failing” station under FCC rules and policies;

•	the station to be acquired is a “failed” station under FCC rules and policies; or

•	the acquisition will result in the construction of a previously unbuilt station.

     A court of appeals determined in a recent decision that the FCC’s restrictions on television ownership were not justified by evidence in the public record and failed to satisfy the standards set forth in the Communications Act. In reaching that conclusion, the court focused on the inconsistency in the FCC’s assessment of competition in formulating its media ownership rules. In shaping the television ownership rules, the FCC considered only the existence of other television stations on the theory that television does not compete with other media; conversely, in shaping rules concerning common ownership of television and radio stations in the same market, the FCC acknowledged and accounted for competition among television stations, radio stations, daily newspapers and cable television systems. In response to the court decision and other developments, the FCC inaugurated a comprehensive rulemaking proceeding to review its broadcast ownership rules to ensure that they are adequately supported by the factual record and are consistent with each other.

     FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation’s television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 — 69, are attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 — 13). A recent court decision concluded that the FCC’s 35% limitation is not adequately supported by sufficient evidence in the public record and directed the FCC to conduct further proceedings to determine whether a limitation on national television attribution can be justified and, if so, what that limitation should be. As a result, that issue is also being considered in the FCC’s comprehensive rulemaking on broadcast ownership rules.

     The FCC’s comprehensive rulemaking is also considering the radio-television cross-ownership rule. One of those issues concerns rules which generally allow the holder of an attributable interest in a television station to have an attributable interest in:

•	up to six radio stations in a market with 20 independent media voices;

•	up to four radio stations in a market with 10 independent media voices; and

•	at least one radio station in any market.

     Another major issue being considered in the FCC’s comprehensive rulemaking is the newspaper cross-ownership rule. FCC rules generally prohibit a party with an attributable interest in a television station from owning a daily newspaper serving a community located within the relevant coverage area of that television station. The FCC is now seeking evidence and argument to decide whether those rules should be retained, modified, or repealed in their entirety.

     The FCC’s comprehensive rulemaking is not revisiting issues related to common ownership of television stations and cable television systems in the same market. The rule which prohibited that common ownership was vacated by the court which addressed the national cap on television ownership. The FCC did not challenge that judicial decision.

     Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to our subsidiaries that hold FCC licenses could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the alien ownership restrictions.

     Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station’s community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but these complaints may be filed and considered at any time.

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

•	political advertising;

•	children’s programming;

•	the broadcast of obscene or indecent programming;

•	sponsorship identification; and

•	technical operations.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, less than the maximum, renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market which is referred to as must carry rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

     The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

•	the number of active channels on the cable system;

•	the location and size of the cable system; and

•	the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may decline to carry a given station. We have elected must carry for each of our stations on all of the cable systems where such carriage can be elected. See also Digital Television Services below.

     Local Marketing Agreements. Under FCC rules, the licensee of a television station providing more than 15% of another television station’s programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

     Prior to the adoption of the FCC’s new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

     Subject to ownership restrictions in the new FCC rules and policies, FCC rules and policies generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.

     Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

     The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years, after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal. FCC rules required all commercial television stations to be on the air with a digital signal by May 1, 2002. However, the FCC invited television owners in medium and smaller markets to request an extension of that deadline for their respective stations if they needed it, and certain of our stations have received such extensions.

     In announcing its receptivity to extensions of digital television construction deadlines, the FCC recognized the practical and technical difficulties of requiring television broadcasters to implement digital television. For those same reasons, the FCC suspended most of the construction and service deadlines that had previously been imposed. The FCC recently inaugurated a new rulemaking proceeding to reinstate those deadlines. In the meantime, the Communications Act still requires television broadcasters to return their analog license to the government by 2006 unless specified conditions exist that, in effect, limit the public’s access to digital television transmissions in a particular market. Legislative proposals have been introduced in Congress that could affect that deadline, but to date none have been enacted.

     The Communications Act and the FCC’s rules impose certain conditions on the FCC’s implementation of digital television service. Among other requirements, the FCC must:

•	limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

•	allow digital television licensees to offer ancillary and supplementary services; and

•	charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

     Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

     Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. The FCC has issued an order stating that, for the present, a cable television system is only obligated to carry a television’s digital signal if the station does not have an analog signal. The FCC has not yet determined the scope of a cable television system’s “must carry” obligations when a broadcast television station has both an analog signal and a digital signal that each has a substantial audience.

     Children’s Television Act. FCC rules limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations’ own programming as well as through other means. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

     Other FCC and Legislative Matters. The FCC repealed the rule that prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning another television network. Viacom utilized that change in FCC rules to acquire an interest in UPN. The FCC’s comprehensive rulemaking proceeding is now examining the rule that prohibits dual ownership of two or more of the major networks. We cannot predict how the FCC will resolve that issue or how or when the relaxation of the prior dual network rule may affect our business.

     The Satellite Home Viewer Act and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the Salt Lake City, Albuquerque — Santa Fe, Knoxville and Ft. Myers — Naples markets. The FCC has refused to require satellite carriers to carry a television station’s digital signal, even if the station does not have an analog signal. We cannot predict whether that policy will remain in place and, if so, whether it could adversely affect our business in the future.

     On November 7, 2002, the FCC adopted new rules that require broadcast licensees to provide equal employment opportunities. The new rules require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules are intended to supplement a broadcaster’s obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. The new EEO rules impose substantial record-keeping obligations on broadcasters, require that certain television stations (those with five or more full-time employees) submit reports concerning their EEO efforts mid-way through their license term, and require all television stations to submit information on their EEO compliance with their renewal applications.

     Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict how those proposals or other issues discussed above will be resolved, although their outcome could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

     The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

     At December 31, 2002, our continuing operations had 253 employees, none of whom are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

     The Company maintains an Internet website at www.acmecommunications.com where the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations and our discontinued operations. Information as to tower size reflects the height above average terrain of the antenna radiation center.

Market	Approximate Size	Ownership

St. Louis, Missouri(4)
Studio and office facilities	36,000 sq. ft	Leased
Tower (analog)	1,011 ft	Leased
Tower (digital)	945 ft	Leased
Portland, Oregon(4)
Studio and office facilities	15,255 sq. ft	Owned
Tower (analog)	1,785 ft	Leased
Tower (digital)(2)	1,716 ft	Owned
Salt Lake City, Utah
Studio and office facilities	9,500 sq. ft	Leased
Tower (analog & digital)(2)	4,125 ft	Owned
Albuquerque — Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft	Leased
Tower (analog & digital)	4,183 ft	Leased
Tower (analog & digital back-up)	4,222 ft	Leased
Dayton, Ohio
Studio and office facilities
Tower (analog & digital)	954 ft	Leased
Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft	Leased
Tower (analog & digital)(1)
Green Bay — Appleton, Wisconsin
Studio and office facilities	2,640 sq. ft	Leased
Tower (analog)(1)	660 ft	Owned
Tower (digital)(3)	1,089 ft	Leased

Market	Approximate Size	Ownership

Ft. Meyers — Naples, Florida
Studio and office facilities	5,000 sq. ft	Leased
Tower (analog & digital)	1,496 ft	Leased
Champaign — Springfield — Decatur , Illinois
Studio and office facilities	9,600 sq. ft	Owned
Tower (analog & digital)(1)	2,001 ft	Owned
Madison, Wisconsin
Studio and office facilities	4,000 sq. ft	Leased
Tower (analog)	1,053 ft	Leased

(1)	Tower owned on leased property.

(2)	Represents partnership interests in digital television towers in the Portland and Salt Lake markets.

(3)	Tower to be operational in 2003

(4)	Station sold in March 2003

Item 3. Legal Proceedings

     We currently, and from time to time, are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted under the reduced disclosure format pursuant to General Instrument I (2) (c) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     All of the membership units of ACME Intermediate are directly or indirectly owned by ACME Communications, Inc. All of the membership units of ACME Television are directly or indirectly owned by ACME Intermediate.

     No Distributions on ACME Intermediate or ACME Television membership units have ever been declared or paid. The right of ACME Television to make any distributions in the future is subject to restrictions imposed by both the revolving credit facility loan agreement and the indenture governing ACME Television’s 10 7/8% senior discount notes. The right of ACME Intermediate to make any distributions is subject to restrictions contained in the indenture governing its 12% senior secured notes.

Item 6. Selected Financial Data

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Abbreviated pursuant to General Instruction I (2) (a) of Form 10-K.

Overview

     On December 27, 2002, we announced that we had entered into agreements to sell two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital (subject to adjustment) of the St. Louis Station. We completed these transactions on March 21, 2003. The results relating to these two stations have been accounted for as discontinued operations in accordance with generally accepted accounting principles (“GAAP”).

     The nine television stations that comprise our continuing operations are regionally diverse and range in market size (based on television households) from 36 through 86 in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. Our nine stations have only been on the air, or achieving measurable ratings, for 3-6 years.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as costs associated with our morning news show, The Daily Buzz, music rights fees and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

     In the fall of 2000, we began to experience a noticeable slowdown in non-political advertiser demand. By December 2000, it was clear that there was a dramatic weakness in demand affecting all media-related companies and there were broader indications that the U.S. economy was in a slowdown. This slack demand continued through all of 2001, and the resultant effect of the events of September 11, 2001 only made a tough year worse. By industry accounts, 2001 television revenues declined approximately 13-15% over 2000, the steepest decline in the last 50 years. Nearly every publicly traded television broadcaster, including the Company, posted year-over-year declines in advertising revenues. Advertising demand began to rebound early in 2002 and by the end of the year, aided by robust political advertising demand in most markets, year-over-year gains in most of our markets averaged approximately 10%.

     Although television advertising revenues grew in 2002 over 2001, and early 2003 market audits seem to indicate that this growth trend has continued, the current Iraqi conflict and an uncertain national economic environment provides little visibility as to the health of the advertising marketplace in general, and the eight marketplaces that we serve in particular.

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Net revenues for the year ended December 31, 2002 increased $8.2 million (30%) to $36.0 million compared to $27.8 million for the year ended December 31, 2001. These revenue gains reflect primarily our ratings gains over the past year along with modest market revenue gains during 2002. On a same-station basis, excluding the results of our Madison acquisition in 2002, our revenues increased 29%.

     Station operating expenses increased to $37.0 million compared to the prior year’s operating expenses of $30.8 million. This increase of 20% was attributable primarily to our continued investment in programming, including our September 2002 launch of a new three-hour morning news show, The Daily Buzz, increases in our sales related costs and new expenses related to our roll-out of digital transmission services at most of our stations.

     Depreciation and amortization expense for 2002 was $4.0 million compared to $9.4 million for 2001. This $5.4 million decrease reflects the cessation of the amortization of intangible assets effective January 1, 2002 in connection with our implementation of SFAS No. 142 — Accounting for Goodwill and Other Intangible Assets.

     Corporate expenses for 2002 increased to $3.9 million from $3.4 million in 2001. This increase in corporate expenses was due to increased incentive compensation expense, professional fees and increased directors and officers insurance costs.

     Equity-based compensation was $267,000 in 2002 compared to $335,000 in 2001. This non-cash expense, which relates to options granted below market value in 1999 to certain management in exchange for the termination of their participation in the Company’s previously established long-term incentive plan, and decreased in 2002 due to the termination of some of those participants.

     Interest expense for the current year was $30.9 million and $21.8 million for ACME Intermediate and ACME Television, respectively, compared to $28.6 million and $20.8, respectively, for 2001. This increase in interest expense was the result of higher interest charges on our senior credit facility, which was undrawn during 2001, but which was drawn upon in 2002 to fund interest payments on the Television Notes and capital expenditures in excess of operating cash flow before interest payments, and, for ACME Intermediate, increasing principal balances arising from continued amortization of original issuance discounts on its 12% Senior Secured Discount Notes due 2005.

     We incurred a tax expense in 2002 of $24.9 million and $18.7 million for ACME Intermediate and ACME Television, respectively, compared to a tax benefit of $14.6 million and $11.6 million, respectively, in 2001. The tax expense in 2002 relates primarily to an increase in the valuation allowance required as a result of the adoption of SFAS No. 142 in the first quarter of 2002. The difference in the statutory federal rate of 34% and the Company’s income tax expense relates to the impact of the increase in the valuation allowance.

     Our income from discontinued operations for the twelve months ended December 31, 2002 was $8.4 million compared to $3.2 million for calendar 2001. This increased income relates primarily to a reduction in amortization of intangibles (as a result of the adoption of SFAS No. 142), partially offset by an increase in the tax expense of discontinued operations.

     Our net loss for 2002 was $56.6 million and $41.3 million for ACME Intermediate and ACME Television, respectively, compared to $26.9 million and $22.1 million, respectively, for 2001. This increase in our net loss is primarily the result of the one-time deferred tax expense recorded in 2002 resulting from the impact of SFAS No. 142 and increased interest expense, partially offset by improved operating results and reduced amortization of intangible assets.

Liquidity and Capital Resources

     Net cash used in operating activities was $26.2 million for the year ended December 31, 2002 compared to net cash used in operating activities of $25.0 million for 2001, an increase in use of cash of $1.2 million. The increased use was primarily due to an increase in working capital needs as receivables built at the end of 2002 on strengthening ad sales.

     Net cash used in investing activities was $1.4 million for the year ended December 31, 2002, compared to $477,000 in cash provided by investing activities for 2001. The $1.9 million increased use relates primarily to our purchase of our Madison Station and increased purchases of property and equipment, net of increased contributions from our Parent.

     Net cash provided by financing activities for the year ended December 31, 2002 was $15.2 million, compared to $1.8 million in 2001. The increase relates primarily to our borrowings to fund our Madison acquisition and increased capital expenditures relating to our digital build-out.

     The Company has carried a high debt level since the issuance of its Television Notes and its Intermediate Notes in September 1997. These notes were issued at an original discount. The Television Notes began accruing cash interest on October 1, 2000 and the first semi-annual interest payment of $9.5 million was made on March 31, 2001. The Intermediate Notes began accruing cash interest on October 1, 2002 and the initial semi-annual interest payment of $4.2 million will be made on March 31, 2003. As of December 31, 2002, the balance under the Company’s senior revolving credit facility was approximately $18.8 million. The Company was in compliance with the covenants of all of our credit agreements as of December 31, 2002. At December 31, 2002, the Company had $1.8 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working capital of $144.8 million and $147.1 million for ACME Intermediate and ACME Television, respectively.

     Although we generated positive annual operating cash flow from our combined continuing and discontinued broadcast operations, before considering interest payments, since our inception in 1997, the weak advertising environment in 2001 resulted in our first-ever decline in such cash flow. On December 27, 2002, we announced that we had entered into agreements to sell our stations KPLR-TV, serving the St. Louis marketplace, and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company (the “Tribune Transaction”) for $275 million in an all-cash transaction. The proceeds from these transactions, which closed on March 21, 2003, will be substantially used to repay much of the

Company’s debt. On March 21, 2003, we repaid all balances owing under our senior credit facility, issued redemption notices for all of our $175 million Television Notes at the call price of 102.72 and issued a partial redemption notice for $41.634 million of our $71.634 million Intermediate Notes at the call price of 103.00. The redemption date for both issues is set for April 21, 2003. Following the redemption, we will have $30 million outstanding of the Intermediate Notes. Our semi-annual interest payment on the Intermediate Notes will be reduced to $1.8 million with the next payment due September 30, 2003.

     At December 31, 2002, amounts due under all capital lease facilities was $12.2 million bearing an implicit average interest rate of 8.41% per annum. We expect to incur approximately $6 million in additional capital expenditures in 2003, primarily related to our upgrade of our transmission facilities at WBUW in Madison and, to a lesser extent, the routine capital expenditures at our other eight television stations.

     Until such time as we amend, restructure or replace our current senior credit agreement, we have no borrowings available under that facility. The Company’s remaining nine television stations will generate significantly reduced broadcast cash flow without the discontinued operations, but the Company’s debt level and related interest expense will have been substantially reduced. The Company believes that the remaining proceeds from the Tribune Transaction, after repayment of the senior credit facility and redemption of the Television Notes and $41.634 million of Intermediate Notes, will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months.

     We expect to either amend, restructure or replace our senior credit facility during the second quarter of 2003. We are also in discussions to secure a capital lease line to finance our ongoing and future capital equipment expenditures. The Company expects that any future acquisitions (and related capital expenditures) of television stations, including any of the four construction permits, would be financed through these same sources and, if necessary, through additional debt and equity financings by ACME Parent. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed or initiated after June 30, 2001 SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company adopted the provisions of SFAS No. 141 in June 2001 and adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

     As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. The Company determined that its fair value exceeded its carrying value as of January 1, 2002 and December 31, 2002 (its annual impairment testing date) and, accordingly, no impairment was recorded during 2002. In addition, as prescribed by SFAS No. 142, the Company is no longer amortizing goodwill effective January 1, 2002.

     In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company tested these intangible assets in accordance with the provisions of Statement 142 and no longer amortizes these intangibles effective January 1, 2002. The Company also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002 and December 31, 2002 and, accordingly, there was no impairment.

     As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of $87.7 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which was subject to the transition provisions of Statements 141 and 142. No amortization expense related to goodwill and intangible assets was recorded for the year ended December 31, 2002.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation, as a liability, in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The Company is also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not currently have a significant amount of asset retirement obligations and therefore believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We do not choose to adopt the fair value measurement provisions of SFAS 123. However, we are in compliance with the disclosure requirements as of December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. We do not have any guarantees that require disclosure under FIN 45.

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into any guarantees.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Credit Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2002, the Company had outstanding borrowings of $18.8 million under the revolving credit facility, all of which was repaid on March 21, 2003.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2002, our $175.0 million Television Notes and $71.6 million Intermediate Notes mature in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Cash interest on the senior secured discount notes is payable semi-annually, in arrears, commencing on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $177.6 and $68.1 million, respectively, as of December 31, 2002.

     On March 21, 2003, we closed the sale of our discontinued operations to subsidiaries of the Tribune Company. In connection with that closing, we repaid all outstanding borrowings under our senior credit facility and issued a redemption notice on all of our $175 million Television Notes and $41,634 million of our $71,634 million Intermediate Notes. Following the redemption of the notes, set for April 21, 2003, we will have $30 million of the Intermediate Notes outstanding requiring a semi-annual interest payment of $1.8 million.

Item 8. Financial Statements and Supplemental Data

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries

Independent Auditors’ Report

The Members
ACME Intermediate Holdings, LLC
ACME Television, LLC:

     We have audited the accompanying consolidated balance sheets of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC (a wholly-owned subsidiary of ACME Intermediate Holdings, LLC) (collectively the Companies) as of December 31, 2002 and 2001, and the related consolidated statements of operations, members’ capital and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and subsidiaries and ACME Television, LLC and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Companies adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Los Angeles, California
February 13, 2003, except for note 14,
which was as of March 21, 2003

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Balance Sheets

	As of December 31, 2001		As of December 31, 2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

		(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$4,280	$4,280	$1,808	$1,808
Restricted cash	1,741	1,741	2,910	2,910
Accounts receivable, net	7,698	7,698	10,458	10,458
Current portion of programming rights	7,835	7,835	9,894	9,894
Prepaid expenses and other current assets	1,077	1,077	1,084	1,084
Assets held for sale	191,563	191,563	199,478	199,478
Deferred income taxes	517	517	—	—

Total current assets	214,711	214,711	225,632	225,632
Property and equipment, net	29,133	29,133	30,165	30,165
Programming rights, net of current portion	12,912	12,912	15,102	15,102
Intangible assets, net	91,495	91,495	96,627	96,627
Deferred income taxes	21,245	15,002	—	—
Other assets	5,846	4,590	6,969	5,963
Deposits	848	848	—	—

Total assets	$376,190	$368,691	$374,495	$373,489

	LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$7,702	$7,702	$8,154	$8,154
Accrued liabilities	11,388	11,388	11,583	9,434
Due to affiliates	1,161	1,033	1,892	1,764
Current portion of programming rights payable	7,913	7,913	9,627	9,627
Current portion of obligations under lease	3,290	3,290	3,710	3,710
Liabilities held for sale	39,194	39,194	45,810	45,810

Total current liabilities	70,648	70,520	80,776	78,499
Programming rights payable, net of current portion	12,619	12,619	14,814	14,814
Obligations under lease, net of current portion	9,436	9,436	8,441	8,441
Other liabilities	328	328	55	55
Deferred income taxes	—	—	5,698	5,698
Note payable under revolving credit facility	—	—	18,789	18,789
10 7/8% senior discount notes	175,000	175,000	175,000	175,000
12% senior secured notes	62,424	—	69,061	—

Total liabilities	330,455	267,903	372,634	301,296

Members’ capital	191,386	225,547	204,096	238,257
Accumulated deficit	(145,651)	(124,759)	(202,235)	(166,064)

Total members’ capital	45,735	100,788	1,861	72,193

Total liabilities and members’ capital	$376,190	$368,691	$374,495	$373,489

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,

	2000		2001		2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(In thousands)
Net revenues	$26,154	$26,154	$27,793	$27,793	$36,006	$36,006
Operating expenses:
Station operating expenses	28,393	28,393	30,846	30,846	36,981	36,981
Depreciation and amortization	8,651	8,651	9,379	9,379	3,981	3,981
Corporate expenses	3,289	3,289	3,429	3,429	3,903	3,903
Equity-based compensation	335	335	335	335	267	267

Operating loss	(14,514)	(14,514)	(16,196)	(16,196)	(9,126)	(9,126)
Other income (expenses):
Interest income	131	131	117	117	62	62
Interest expense	(27,142)	(20,281)	(28,625)	(20,752)	(30,859)	(21,822)
Other	(157)	(159)	(71)	(71)	(153)	(153)

Loss from continuing operations before income taxes	(41,682)	(34,823)	(44,775)	(36,902)	(40,076)	(31,039)
Income tax benefit (expense)	13,060	10,439	14,641	11,632	(24,902)	(18,660)

Loss from continuing operations	(28,622)	(24,384)	(30,134)	(25,270)	(64,978)	(49,699)
Income from discontinued operations, net of taxes	7,217	7,217	3,211	3,211	8,394	8,394

Net loss	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Members’ Capital

ACME Intermediate Holdings, LLC

			Total
	Members'	Accumulated	Members'
	Capital	Deficit	Capital

	(In thousands)
Balance at December 31, 1999	$182,728	$(97,323)	$85,405
Equity-based compensation	529	—	529
Net loss	—	(21,405)	(21,405)

Balance at December 31, 2000	$183,257	$(118,728)	$64,529
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(26,923)	(26,923)

Balance at December 31, 2001	$191,386	$(145,651)	$45,735
Equity-based compensation	461	—	461
Contribution of Parent	12,249	—	12,249
Net loss	—	(56,584)	(56,584)

Balance at December 31, 2002	$204,096	$(202,235)	$1,861

ACME Television, LLC

			Total
	Members'	Accumulated	Members'
	Capital	Deficit	Capital

	(In thousands)
Balance at December 31, 1999	$216,889	$(85,533)	$131,356
Equity-based compensation	529	—	529
Net loss	—	(17,167)	(17,167)

Balance at December 31, 2000	$217,418	$(102,700)	$114,718
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(22,059)	(22,059)

Balance at December 31, 2001	$225,547	$(124,759)	$100,788
Equity-based compensation	461	—	461
Contribution of Parent	12,249	—	12,249
Net loss	—	(41,305)	(41,305)

Balance at December 31, 2002	$238,257	$(166,064)	$72,193

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended

	December 31, 2000		December 31, 2001		December 31, 2002

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC	Holdings, LLC	LLC

			(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(28,622)	$(24,384)	$(30,134)	$(25,270)	$(64,978)	$(49,699)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	8,651	8,651	9,379	9,379	3,981	3,981
Amortization of program rights	6,784	6,784	7,529	7,529	9,109	9,109
Amortization of debt issuance costs	1,607	1,499	1,511	1,340	2,085	1,835
Amortization of discount on 10 7/8% senior discount notes	13,305	13,305	—	—	—	—
Amortization of discount on 12% senior secured notes	6,752	—	7,702	—	6,637	—
Equity-based compensation	335	335	335	335	267	267
Deferred taxes	(13,200)	(10,579)	(14,688)	(11,679)	24,722	18,480
Loss on disposal of assets, net	67	67	18	18	—	—
Changes in assets and liabilities:
Increase in accounts receivables, net	(743)	(743)	(233)	(233)	(2,088)	(2,088)
Increase in prepaid expenses	(341)	(341)	(481)	(481)	104	104
Increase (decrease) in due from affiliates	—	1	26	26	174	173
Increase (decrease) in other assets	(200)	(200)	568	568	(303)	(303)
Increase in accounts payable	1,014	1,014	1,339	1,339	316	316
Increase (decrease) in accrued liabilities	3,103	3,103	(342)	(342)	2,686	537
Payments for programming rights	(6,689)	(6,689)	(7,882)	(7,882)	(9,459)	(9,459)
Increase (decrease) in other liabilities	(300)	(300)	375	375	558	558

Net cash used in operating activities	(8,477)	(8,477)	(24,978)	(24,978)	(26,189)	(26,189)

Cash flows from investing activities:
Purchase of property and equipment	(8,640)	(8,640)	(6,735)	(6,735)	(7,306)	(7,306)
Proceeds from the sale of assets	(66)	(66)	230	230	—	—
Purchases of and deposits for station interests	(529)	(529)	(618)	(618)	(5,540)	(5,540)
Contributions from Parent	—	—	7,600	7,600	12,249	12,249
Other investments	—	—	—	—	(842)	(842)

Net cash provided by (used in) investing activities	(9,235)	(9,235)	477	477	(1,439)	(1,439)

Cash flows from financing activities:
Increase in revolving credit facility	—	—	—	—	20,911	20,911
Payments on revolving credit facility	—	—	—	—	(2,122)	(2,122)
Payment of financing costs on credit facility	—	—	—	—	(1,241)	(1,241)
Cash restricted as collateral under capital lease facilities	—	—	(1,741)	(1,741)	(1,169)	(1,169)
Proceeds from capital lease facilities	3,855	3,855	5,707	5,707	1,905	1,905
Payments on capital lease obligations	(1,217)	(1,217)	(2,200)	(2,200)	(3,043)	(3,043)

Net cash provided by financing activities	2,638	2,638	1,766	1,766	15,241	15,241

Decrease in cash from continuing operations	(15,074)	(15,074)	(22,735)	(22,735)	(12,387)	(12,387)
Cash provided by discontinued operations	21,409	21,409	16,668	16,668	9,915	9,915

Net increase (decrease) in cash	6,335	6,335	(6,067)	(6,067)	(2,472)	(2,472)
Cash at beginning of period	4,012	4,012	10,347	10,347	4,280	4,280

Cash at end of period	$10,347	$10,347	$4,280	$4,280	$1,808	$1,808

See the notes to the consolidated financial statements	Continued on next page

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended

	December 31, 2000		December 31, 2001		December 31, 2002

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC	Holdings, LLC	LLC

			(In thousands)
Cash Payments for:
Interest	$831	$831	$20,021	$20,021	$21,718	$21,718
Taxes	$316	$316	$269	$269	$200	$200

Non-Cash Transactions:
Program rights in exchange for program rights payable	$6,931	$6,931	$14,046	$14,046	$13,314	$13,314

See the notes to the consolidated financial statements

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Formation and Presentation

     Financial statements are presented for each of ACME Intermediate Holdings, LLC (“ACME Intermediate”) and its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). Unless the context states otherwise, references to the “Company” refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

     ACME Communications, Inc. (“ACME Parent”) was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock. In connection with a reorganization in 1999, ACME Parent became the parent of, and owns directly or indirectly, 100% of the outstanding membership units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding membership units of ACME Television.

     On December 27, 2002, the Company announced that it had entered into transactions to sell our stations KPLR-TV serving the St. Louis marketplace, and KWBP-TV serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company. In accordance with generally accepted accounting principles, the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of these stations as discontinued operations for all periods presented.

Nature of Business

     ACME Communications is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following eleven commercially licensed broadcast television stations located throughout the United States:

Network
Station - Channel	Market	Affiliation

Continuing Stations

KUWB – 30	Salt Lake City	WB
KWBQ – 19	Albuquerque — Santa Fe	WB
KASY – 50	Albuquerque — Santa Fe	UPN
WBDT – 26	Dayton	WB
WBXX – 20	Knoxville	WB
WIWB – 14	Green Bay — Appleton	WB
WTVK – 46	Ft. Myers — Naples	WB
WBUI – 23	Champaign — Springfield — Decatur	WB
WBUW – 57	Madison	WB

Stations Held for Sale (Note 3)

KPLR – 11	St. Louis	WB
KWBP – 32	Portland, OR	WB

(2) Summary of Significant Accounting Policies

Basis of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

Revenue Recognition

     Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company records such revenues net of commissions of advertising agencies and national sales representatives.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to their withdrawal and/or use are considered restricted cash.

Accounts Receivable

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $729,000 and $777,000 at December 31, 2001 and 2002, respectively.

Concentration of Credit Risk and Fair Value of Financial Statements

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market value, based on quoted market prices, of ACME Intermediate’s 12% senior discount notes and ACME Television’s 10 7/8% senior secured notes was approximately $68.1 million and $177.6 million, respectively, at December 31, 2002.

Program Rights

     Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year are reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

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

Buildings and Improvements	20 — 30 years
Broadcast and other equipment	3 — 20 years
Furniture and fixtures	5 — 7 years
Vehicles	5 years

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in Opinion 30), SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. At the date of the adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on the Company’s financial statements. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Intangible Assets

     Intangible assets consist of broadcast licenses and goodwill, both of which were amortized on a straight-line basis over a 20-year life, until January 1, 2002, when the Company adopted SFAS No. 142. Set forth below are the intangible assets for our continuing operations:

	December 31,

	2001	2002

	(In thousands)
Broadcast licenses	$93,588	$98,720
Less: accumulated amortization	(14,326)	(14,326)

	79,262	84,394

Goodwill	13,804	13,804
Less: accumulated amortization	(1,571)	(1,571)

	12,233	12,233

Net intangible assets	$91,495	$96,627

     Intangible assets for the Company’s discontinued stations are included in “Assets Held for Sale” on the consolidated balance sheets and the components are disclosed in Note 3 — Discontinued Operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company adopted the provisions of SFAS No. 141 in June 2001 and SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

     As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. In addition, as prescribed by SFAS No. 142, the Company no longer amortizes goodwill as of January 1, 2002. Based on the Company’s evaluation of goodwill (including goodwill relating to discontinued operations) at January 1, 2002 and December 31, 2002, there was no impairment of goodwill.

     In connection with the adoption with SFAS No. 142, the Company determined that its intangible assets (broadcast licenses) have an indefinite life. Accordingly, the Company is required to test these intangible assets in accordance with the provisions of Statement 142 and did not amortize these intangibles beginning January 1, 2002. The Company evaluates broadcast licenses on a station-by-station basis, except for its two stations serving the Albuquerque — Santa Fe, New Mexico marketplace, which are evaluated together. Based on the evaluation at January 1, 2002 and December 31, 2002, there was no impairment of intangible assets.

     The following table presents the net loss as if the broadcast licenses and goodwill had not been amortized during the periods presented:

	For the Years Ended December 31,

	2000		2001		2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(In thousands)
Reported net loss	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)
Add back:
Goodwill amortization	5,332	5,332	5,332	5,332	—	—
Broadcast licenses amortization	10,024	10,024	10,028	10,028	—	—
Income tax expense	(3,831)	(3,831)	(3,836)	(3,836)	—	—

Adjusted net loss	$(9,880)	$(5,642)	$(15,399)	$(10,535)	$(56,584)	$(41,305)

Barter and Trade Transactions

     Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used.

Local Marketing Agreements

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, the Company obtains the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. The Company, in turn, records revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002 are net revenues of $0, $0 and $216,000, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 2000, 2001 and 2002 were $0, $0 and $45,000, respectively. At December 31, 2002, the Company was not obligated for any future payments to sellers.

Debt Discount

     The Company issued its 12% Senior Secured Discount Notes and 10 7/8% Senior Discount Notes at a discount from the face value of the notes. The 10 7/8% Senior Discount Notes are fully accreted, the Company is accreting the discount on the 12% Senior Secured Discount Notes using the level yield method.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting for Stock Options

     ACME Parent has issued stock options to certain employees of ACME Television. The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the years ended December 31, 2000, 2001 and 2002 would have been as follows:

	2000 Net Loss		2001 Net Loss		2002 Net Loss

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

As reported	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)
Pro forma	$(28,762)	$(24,524)	$(34,757)	$(29,893)	$(65,202)	$(49,923)

     The fair value of the options granted were used to calculate the pro forma net income above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

	2000	2001	2002

Dividend yield	—	—	—
Expected volatility	121.00%	140.58%	155.38%
Risk free interest rate	5.87%	3.25%	1.25%
Expected life (in months)	60	60	60
Weighted average fair value of grants	$13.99	$5.29	$6.30

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the net realizable value of programming rights and the fair intangible assets. Actual and future results could differ from those estimates.

Reclassifications

     In addition to the reclassifications made to report discontinued operations resulting from the Company’s announced sale of its St. Louis and Portland, Oregon television stations, certain amounts previously reported in 2000 and 2001 have been reclassified to conform to the 2002 financial statement presentation.

(3) Discontinued Operations

     On December 27, 2002, the Company entered into agreements to sell two of its stations, KPLR-TV (St. Louis) and KWBP-TV (Portland, Oregon) to subsidiaries of Tribune Company (the “Tribune Transaction”). The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of these two stations as discontinued operations in accordance with SFAS No.144.

     Summarized financial information for the two stations operations is as follows:

Assets held for sale were comprised of the following:

	As of December 31, 2001		As of December 31, 2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

		(In thousands)
Accounts receivable	$5,865	$5,865	$6,668	$6,668
Property and equipment, net	7,360	7,360	10,599	10,599
Programming rights	14,282	14,282	18,532	18,532
Intangible assets, net:
Broadcast licenses, net of accumulated amortization	85,680	85,680	85,680	85,680
Goodwill, net of accumulated amortization	75,420	75,420	75,420	75,420
Deferred income taxes	224	224	—	—
Other assets	2,732	2,732	2,579	2,579

Assets held for sale	$191,563	$191,563	$199,478	$199,478

Liabilities held for sale were comprised of the following:

	As of December 31, 2001		As of December 31, 2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

		(In thousands)
Accounts payable and accrued Liabilities	$2,799	$2,799	$2,251	$2,251
Programming rights payable	13,520	13,520	18,049	18,049
Deferred income taxes	22,875	22,875	25,510	25,510

Liabilities held for sale	$39,194	$39,194	$45,810	$45,810

Selected operating results were as follows:

	As of December 31, 2000		As of December 31, 2001		As of December 31, 2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(In thousands)
Net revenues	$47,290	$47,290	$42,272	$42,272	$44,767	$44,767

Income from discontinued operations, before tax expense	$11,559	$11,559	$4,883	$4,883	$13,991	$13,991

(4) Property and Equipment

     Property and equipment consist of the following:

	December 31,

	2001	2002

	(In thousands)
Land	$225	$225
Buildings and improvements	4,198	4,336
Broadcast and other equipment	28,026	32,793
Furniture and fixtures	627	713
Vehicles	204	240
Construction in process	6,141	6,115

Total property and equipment, at cost	39,421	44,422
Less: Accumulated depreciation	(10,288)	(14,257)

Net property and equipment	$29,133	$30,165

     Property and equipment for the discontinued stations are included on the consolidated balance sheet in “Assets held for sale” as disclosed in Note 3 — Discontinued Operations.

     Included in property and equipment are assets subject to capital leases with a total cost of $15,383,000 and $17,477,000 and the associated accumulated depreciation of $3,210,000 and $4,825,000 at December 31, 2001 and 2002, respectively. The construction in process account includes transmitters and other equipment purchased mainly for our upgrade to digital broadcasting capabilities.

(5) Acquisitions

     On December 31, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of station WBUW-TV, channel 57, serving the Madison, Wisconsin market, from a court-appointed trustee (“Trustee”) in a bankruptcy proceeding for approximately $5.6 million. Approximately $5.1 million was allocated to the broadcast license. The Company entered into an interim LMA arrangement with the Trustee to equally share certain operating profits or losses effective April 1, 2002. Effective November 1, 2002, we assumed 100% of these operating losses. The interim LMA terminated on December 31, 2002, the date we completed the acquisition.

(6) Unit Offering and 12% Senior Secured Discount Notes

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the “Unit Offering”) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (the “Intermediate Notes”). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. As of December 31, 2002, $2,149,000 in accrued interest on the Intermediate Notes was included in current accrued liabilities. The Intermediate Notes mature on September 30, 2005 and may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate Notes and $1.5 million to prepaid financing costs — the latter which is being amortized over the eight-year term of the Intermediate Notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2002.

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

(7) 10 7/8% Senior Discount Notes

     On September 30, 1997, ACME Television issued 10 7/8% senior discount notes due 2004 (the “Television Notes”) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. The Television Notes provide for semi-annual cash interest payments starting on March 31, 2001. At December 31, 2001 and 2002 $4,758,000 in accrued interest on the Television Notes was included in current accrued liabilities. The Television Notes are effectively subordinated to ACME Television’s bank revolver and to ACME Television’s capital equipment finance facilities. The Television Notes mature on September 30, 2004. The Television Notes may not be prepaid without penalty prior to October 1, 2003.

     The Television Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2002.

     Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and are being amortized over the seven year term of the Television Notes.

     ACME Television’s subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television’s Notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television’s direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no assets or independent operations that is jointly and severally liable with the Company on the Television Notes. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

(8) Senior Credit Facility

     ACME Television had a revolving credit facility (the “Loan Agreement”) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bore interest at a base rate, that at the Company’s option, was either the bank’s prime rate or LIBOR, plus a spread. Commitment fees were charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks’ aggregate commitment from $36 million to $30 million as of December 31, 2000 and the commitment amortization rate was reduced throughout the balance of the term. The aggregate commitment at December 31, 2001 was $22 million. The term of the agreement was to end September 30, 2002. As of December 31, 2000 and 2001 there were no outstanding balances under the Loan Agreement.

     In February 2002, the Company completed the replacement of the revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of the Company’s television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. In May 2002, the facility was increased to $40 million via the placement of additional syndication. Under the agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum cash interest coverage, (d) minimum net tangible worth and (e) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants which require the lender’s approval for certain station acquisitions and dispositions. At December 31, 2002 there was $18.8 million outstanding under this facility.

     Costs associated with the procuring of senior credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities.

(9) Commitments and Contingencies

Obligations Under Operating Leases

     The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and tower sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2002 are:

	Continuing	Discontinued
	Operations	Operations

	(In thousands)
2003	$2,083	$820
2004	1,991	803
2005	1,627	655
2006	1,563	634
2007	1,371	611
Thereafter	7,257	4,439

Total	$15,892	$7,962

     Total rental expense for continuing operations under operating leases for the twelve months ended December 31, 2000, 2001 and 2002 was approximately $762,000, $1,206,000 and $1,993,000, respectively. Total rental expense for discontinued operations under operating leases for the twelve months ended December 31, 2000, 2001 and 2002 was $88,000, $579,000 and $853,000, respectively.

Obligations Under Capital Leases

     As of December 31, 2002, certain equipment was leased under capital equipment facilities. Future minimum lease payments for our continuing operations under capital leases as of December 31, 2002 are:

Year	$000'S

2003	$5,412
2004	3,276
2005	3,044
2006	1,081
2007	85
Thereafter	1,167

Total minimum lease payments	14,065
Less: Amount representing interest	(1,914)

Present value of minimum lease payments	12,151
Less: Current portion	(3,710)

Long-term portion	$8,441

Program Rights Payable

     Commitments for program rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements, as the underlying programming is not yet available for broadcast, were approximately $35,449,000 for our continuing operations and $32,483,000 for our discontinued operations as of December 31, 2002.

Maturities on the Company’s program rights payables (including commitments not recognized in the accompanying consolidated financial statements due to the lack of current availability for broadcast) for each of the next five years are:

	Continuing	Discontinued
Year	Operations	Operations

	(In thousands)
2003	$10,231	$8,554
2004	10,934	8,971
2005	11,621	8,812
2006	9,911	8,416
2007	8,125	7,424
Thereafter	9,068	8,355

Program rights payable maturities	$59,890	$50,532

Legal Proceedings

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(10) Income Taxes

     The income tax expense (benefit) consists of the following:

	Year ended December 31, 2000		Year ended December 31, 2001		Year ended December 31, 2002

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

	(in thousands)		(in thousands)		(in thousands)
Continuing Operations:
Current:
Federal income taxes	$—	$—	$—	$—	$—	$—
State income taxes	140	140	47	47	180	180

Total current tax expense	$140	$140	$47	$47	$180	$180
Deferred:
Federal income taxes	$(11,678)	$(9,346)	$(12,584)	$(10,079)	$22,254	$16,499
State income taxes	(1,522)	(1,233)	(2,104)	(1,600)	2,468	1,981

Total deferred tax expense (benefit)	(13,200)	(10,579)	(14,688)	(11,679)	24,722	18,480

Total income tax expense (benefit) from continuing operations	$(13,060)	$(10,439)	$(14,641)	$(11,632)	$24,902	$18,660

Discontinued Operations:
Deferred:
Federal income taxes	$3,790	$3,790	$1,460	$1,460	$4,886	$4,886
State income taxes	552	552	212	212	711	711

Total deferred tax expense	4,342	4,342	1,672	1,672	5,597	5,597

Total income tax expense from discontinued operations	$4,342	$4,342	$1,672	$1,672	$5,597	$5,597

Total income tax expense (benefit)	$(8,718)	$(6,097)	$(12,969)	$(9,960)	$30,499	$24,257

     The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year ended December 31, 2000		Year ended December 31, 2001		Year ended December 31, 2002

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

	Expense/(Benefit)		Expense/(Benefit)		Expense/(Benefit)
	(in thousands)		(in thousands)		(in thousands)
Tax benefit at U.S. Federal rate	$(14,172)	$(11,840)	$(14,984)	$(12,301)	$(13,626)	$(10,554)
State income taxes, net of Federal tax benefit	(912)	(1,141)	(1,358)	(1,025)	(1,767)	(1,426)
Nondeductible expenses	2,020	2,538	1,342	1,335	442	119
Increase in valuation allowance	—	—	—	—	38,608	30,053
Other	4	4	359	359	1,245	468

Income tax expense (benefit)	$(13,060)	$(10,439)	$(14,641)	$(11,632)	$24,902	$18,660

     In accordance with SFAS No. 109, the change in valuation allowance has been allocated to continuing operations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized as follows:

	Year ended December 31, 2001		Year ended December 31, 2002

	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television

	(in thousands)		(in thousands)
Continuing Operations:
Deferred tax assets:
Accrued vacation	$193	$193	$189	$189
State income taxes	16	16	40	46
Bad debt and other reserves	337	337	352	352
Deferred income	18	18	9	9
Book interest expense for original issue discount on 12% Senior Secured Discount Notes, due 2005	6,127	—	8,459	—
Deferred compensation	760	760	936	936
Program amortization	—	—	63	2
Net operating loss carryforward	19,602	19,418	25,546	25,471
Other	56	114	484	484

Deferred tax assets	27,109	20,856	36,078	27,489
Less valuation allowance	—	—	(34,515)	(25,960)

Total deferred tax assets	27,109	20,856	1,563	1,529

	Year ended December 31, 2001		Year ended December 31, 2002

	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television

	(in thousands)		(in thousands)
Continuing Operations (continued):
Deferred tax liabilities:
Property and equipment depreciation	(628)	(628)	(1,006)	(972)
Intangible amortization	(3,928)	(3,928)	(5,698)	(5,698)
Program amortization	(244)	(244)	—	—
Other	(547)	(537)	(557)	(557)

Deferred tax liabilities	(5,347)	(5,337)	(7,261)	(7,227)

Net deferred income tax assets (liabilities)	$21,762	$15,519	$(5,698)	$(5,698)

Deferred taxes classified as assets (liabilities) held for sale:
Deferred tax assets:
Accrued vacation	$67	$67	$90	$90
State income taxes	—	—	15	15
Bad debt and other reserves	120	120	102	102
Deferred income	37	37	44	44
Property and equipment depreciation	56	56	98	98
Net operating loss carryforward	2,214	2,214	3,380	3,380
Other	475	475	474	474

Deferred tax assets	2,969	2,969	4,203	4,203
Less valuation allowance	—	—	(4,093)	(4,093)

Total deferred tax assets	2,969	2,969	110	110
Deferred tax liabilities:
Program amortization	(110)	(110)	(110)	(110)
Intangible amortization	(25,510)	(25,510)	(25,510)	(25,510)

Deferred tax liabilities	(25,620)	(25,620)	(25,620)	(25,620)

Net deferred income tax liabilities	$(22,651)	$(22,651)	$(25,510)	$(25,510)

     In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the differences become tax deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets will be realized. Accordingly the company has recorded a valuation allowance of $38.6 million dollars in the year ended December 31, 2002. The respective charge related to the recording of the valuation allowance has been effected through continuing operations as required by FAS 109. At December 31, 2002, the Company had, for federal tax purposes, net operating loss carryforwards totaling approximately $75.7 million that expire at various dates through 2022. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an “ownership change”. Therefore, the Company’s net operating loss carryforwards for federal income tax purposes may be limited if changes in ownership occur. For state tax purposes the Company had approximately $75.7 million in net operating loss carryforwards that expire at various dates through 2022.

(11) Related Party Transactions

     The Company’s stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, our Chairman of the Board and Chief Executive Officer, is also the chairman and chief executive officer of The WB Network.

(12) Defined Contribution Plan

     In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $144,000 to the Plan for the year ended December 31, 2000, $181,000 for the year ended December 31, 2001 and $193,000 for the year ended December 31, 2002.

(13) Stock Option Compensation

     ACME Parent’s 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. The Compensation Committee of the Board of Directors (the plan administrator) has the authority to grant different types of stock and cash incentive awards and to select participants. All of the options granted to date under the Plan have been to Company employees or to executives of ACME Parent who render services to the Company. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted give us flexibility to structure future incentives. Our employees, officers, directors, and consultants may be selected to receive awards under the plan.

     A maximum of 4,200,000 shares of our common stock may be issued under the plan, (approximately 25.08% of our current outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

     Each share limit and award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

     Stock option activity during the years ended December 31, 2000, 2001 and 2002 consisted of the following:

	2000		2001		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Price	of	Price	of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Stock options outstanding, beginning of year	2,831,591	$22.56	3,263,391	$21.31	2,532,273	$18.02
Options granted:
2000 at $9.13 to $25.06 per share	451,050	16.49	—	—	—	—
2001 at $6.95 to $10.56 per share	—	—	478,000	7.00	—	—
2002 at $6.89 to $9.13 per share	—	—	—	—	10,950	7.48
Options forfeited or terminated	19,250	23.38	1,209,118	22.55	30,100	14.06
Options exercised	—	—	—	—	—	—

Stock options outstanding, end of year	3,263,391	$21.31	2,532,273	$18.02	2,513,123	$17.99

Stock options exercisable, end of year	1,263,785	$22.36	1,213,485	$21.27	1,631,011	$19.03

Options available for grant, end of year	936,609		1,667,727		1,686,877

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$6.89 - $9.13	688,500	8.6	$7.63	290,500	$7.94
$15.00 - $18.00	309,000	6.7	$15.48	289,200	$15.31
$23.00 - $24.88	1,515,623	6.8	$23.22	1,051,311	$23.12

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense was as follows:

	Continuing	Discontinued
	Operations	Operations	Total

	(in thousands)
2000	$335	$194	$529
2001	335	194	529
2002	267	194	461

(14) Subsequent Event

     On March 21, 2003, the Company completed the Tribune Sale and repaid all of its borrowings and accrued interest under its senior credit facility. Until such time as the facility is amended, restructured or replaced, no further borrowings are available under the senior credit facility. On that same date, the Company issued a redemption notice to all of the holders of its $175 million 10 7/8% Senior Discount Notes and a partial redemption notice for $41.634 million to the holders of its $71.634 million 12% Senior Secured Discount Notes. The redemption date was set for April 21, 2003.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 11. Executive Compensation

     Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 13. Certain Relationships and Related Transactions

     Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

PART IV

ITEM 14. Controls and Procedures

     Within the 90 days prior to the date of filing this report, the Company’s management, including the Chief Executive Officer, President and Executive Vice President/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer, President and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

ITEM 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)1. FINANCIAL STATEMENTS As listed in the Index to Financial Statements on page 16 hereof.

(a)2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included in Item 14 (d):

     Schedule I — Condensed Financial Information of ACME Intermediate Holdings, LLC and ACME Television, LLC (Parent Companies):

•	Balance Sheets as of December 31, 2002 and 2001.

•	Statements of Operations for the years ended December 31, 2002, 2001 and, 2000.

•	Statements of Members’ Capital for the years ended December 31, 2002, 2001 and, 2000.

•	Statements of Cash Flows for the years ended December 31, 2002, 2001 and, 2000.

•	Notes to the Condensed Financial Statements

     Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

(a)  3. Index to Exhibits filed as part of this report

     As listed in the Exhibit Index beginning on page 46 hereof.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on December 31, 2002 under Item 5 announcing that it had signed agreements with subsidiaries of Tribune Company for the sale of its television stations in St. Louis and Portland.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME Intermediate Holdings, LLC

April 14, 2003	/s/ Thomas D. Allen

Thomas D. Allen Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jamie Kellner Jamie Kellner	Chairman of the Board, Chief Executive Officer and (Principal Executive Officer)	April 14, 2003

/s/ Douglas Gealy Douglas Gealy	President and Chief Operating Officer and Member of the Board of Advisors	April 14, 2003

/s/ Thomas D. Allen Thomas D. Allen	Executive Vice President, Chief Financial Officer and Member of the Board of Advisors (Principal Financial and Accounting Officer)	April 14, 2003

/s/ Edward G. Danduran Edward G. Danduran	Vice President and Controller	April 14, 2003

/s/ Thomas D. Allen ACME Television Holdings, LLC	Majority Member	April 14, 2003

By: /s/ Thomas D. Allen Title: Executive Vice President and Chief Financial Officer

I, Jamie Kellner, certify that:

     1.     I have reviewed this annual report on Form 10-K of ACME Intermediate Holdings, LLC and ACME Television, LLC;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Jamie Kellner Chief Executive Officer and Chairman of the Board

     I, Thomas D. Allen, certify that:

     1.     I have reviewed this annual report on Form 10-K of ACME Intermediate LLC, and ACME Television, LLC;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Thomas D. Allen Executive Vice President and Chief Financial Officer

SCHEDULE I

ACME Intermediate Holdings, LLC and ACME Television, LLC
(Parent Companies)
Condensed Financial Information
Balance Sheets

	As of December 31, 2001		As of December 31, 2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

ASSETS		(In thousands)
Current assets:
Cash and cash equivalents	$—	$1,281	$—	$190
Restricted cash	—	1,741	—	2,910
Accounts receivable	—	—	—	150
Prepaid expenses and other current assets	—	180	—	398

Total current assets	—	3,202	—	3,648
Property and equipment, net	—	133	—	65
Investment in and advances to subsidiaries	100,789	292,542	72,193	292,373
Acquisition related deposits	—	314	—	1,156
Deferred income taxes	6,243	—	—	—
Prepaid financing costs	1,256	3,641	1,006	3,047

Total assets	$108,288	$299,832	$73,199	$300,289

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$1,699	$—	$1,974
Accrued liabilities	—	5,226	2,149	6,598
Deferred income taxes	—	17,040	—	25,708
Capital leases payable	—	52	—	27

Total current liabilities	—	24,017	2,149	34,307
Capital leases payable, less current portion	—	27	—	—
Due to affiliates	128	—	128	—
Note payable under revolving credit facility	—	—	—	18,789
10 7/8% senior discount notes	—	175,000	—	175,000
12% senior secured notes	62,424	—	69,061	—

Total liabilities	62,552	199,044	71,338	228,096

Members’ capital
Members’ capital	191,386	225,547	204,096	238,257
Accumulated deficit	(145,651)	(124,759)	(202,235)	(166,064)

Total members’ capital	45,735	100,788	1,861	72,193

Total liabilities and members’ capital	$108,287	$299,832	$73,199	$300,289

See accompanying notes to condensed financial information.

SCHEDULE I (Continued)

ACME Intermediate Holdings, LLC
ACME Television, LLC
(Parent Companies)
Condensed Financial Information
Statement of Operations

	For the Years Ended December 31,

	2000		2001		2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(In thousands)
Revenues	$—	$—	$—	$—	$—	$—

Administrative expenses	—	3,289	—	3,429	—	3,903
Equity-based compensation	—	529	—	529	—	461
Depreciation and amortization	—	106	—	102	—	97

Operating loss	—	(3,924)	—	(4,060)	—	(4,461)
Interest income from subsidiaries	—	40,282	—	42,844	—	47,834
Other income (expense)	—	127	—	115	—	(709)
Interest expense	(6,860)	(19,784)	(7,873)	(20,541)	(9,036)	(21,456)

Income (loss) before equity in the net loss of subsidiaries and income taxes	(6,860)	16,701	(7,873)	18,358	(9,036)	21,208
Equity in net loss of subsidiaries	(17,167)	(26,410)	(22,059)	(32,220)	(41,305)	(53,845)

Net loss before income taxes	(24,027)	(9,709)	(29,932)	(13,862)	(50,341)	(32,637)
Income tax benefit (expense)	2,622	(7,458)	3,009	(8,197)	(6,243)	(8,668)

Net loss	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)

     See accompanying notes to condensed financial information.

SCHEDULE I (Continued)

ACME Intermediate Holdings, LLC
ACME Television, LLC
(Parent Companies)
Condensed Financial Information
Statement of Members’ Capital

ACME Intermediate Holdings, LLC

	Common		Total
	Members’	Accumulated	Members’
	Capital	Deficit	Capital

		(In thousands)
Balance at December 31, 1999	$182,728	$(97,323)	85,405
Equity-based compensation	529	—	529
Net loss	—	(21,405)	(21,405)

Balance at December 31, 2000	$183,257	$(118,728)	$64,529
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(26,923)	(26,923)

Balance at December 31, 2001	$191,386	$(145,651)	$45,735
Equity-based compensation	461	—	461
Contribution of Parent	12,249	—	12,249
Net loss	—	(56,584)	(56,584)

Balance at December 31, 2002	$204,096	$(202,235)	$1,861

ACME Television, LLC

			Total
	Members'	Accumulated	Members'
	Capital	Deficit	Capital

		(In thousands)
Balance at December 31, 1999	$216,889	$(85,533)	$131,356
Equity-based compensation	529	—	529
Net loss	—	(17,167)	(17,167)

Balance at December 31, 2000	$217,418	$(102,700)	$114,718
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(22,059)	(22,059)

Balance at December 31, 2001	$225,547	$(124,759)	$100,788

Equity-based compensation	461	—	461
Contribution of Parent	12,249	—	12,249
Net loss	—	(41,305)	(41,305)

Balance at December 31, 2002	$238,257	$(166,064)	$72,193

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and ACME Television, LLC
(Parent Companies)
Condensed Financial Information
Statement of Cash Flows

	For the Years ended December 31,

	2000		2001		2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
Cash flows from operating activities:
Net loss	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	106	—	102	—	97
Amortization of discount on 10 7/8% senior discount notes	—	13,305	—	—	—	—
Amoritzation of discount on 12% senior secured notes	6,752	—	7,702	—	6,637	—
Amortization of debt issuance costs	108	1,490	171	—	250	—
Equity-based compensation	—	529	—	529	—	461
Equity in net loss of subsidiaries	17,167	26,410	22,059	32,220	41,305	53,845
Deferred income tax	(2,622)	7,458	(3,009)	8,197	6,243	8,668
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	—	9	—	6	—	(150)
(Increase) decrease in other assets	—	(30)	—	30	—	—
(Increase) decrease in prepaid financing costs	—	(396)	—	1,500	—	1,835
(Increase) decrease in prepaid expenses	—	255	—	(283)	—	(218)
Increase (decrease) in accounts payable	—	(276)	—	(43)	—	275
Increase (decrease) in accrued expenses	—	1,959	—	(180)	2,149	1,372

Net cash provided by operating activities	—	33,652	—	20,019	—	24,880

Cash flows from investing activities:
Purchase of property and equipment	—	(53)	—	(40)	—	(29)
Purchases of and deposits for station interests	—	—	—	338	—	—
Contributions from Parent	—	—	7,600	7,600	12,249	12,249
Investments in and advances to subsidiaries	—	(30,056)	(7,600)	(31,454)	(12,249)	(53,703)
Other investments	—	—	—	—	—	(842)

Net cash used in investing activities	—	(30,109)	—	(23,556)	—	(42,325)

Cash flows from financing activities:
Increase in revolving credit facility	—	—	—	—	—	20,911
Payments on revolving credit facility	—	—	—	—	—	(2,122)
Payment of financing costs on credit facility	—	—	—	—	—	(1,241)
Cash restricted as collateral under capital lease facilities	—	—	—	(1,741)	—	(1,169)
Payments on capital lease facilities	—	(44)	—	(48)	—	(25)

Net cash provided by (used in) financing activities	—	(44)	—	(1,789)	—	16,354

Net increase (decrease) in cash	—	3,499	—	(5,326)	—	(1,091)
Cash at beginning of period	—	3,108	—	6,607	—	1,281

Cash at end of period	$—	$6,607	$—	$1,281	$—	$190

Cash payments for:
Interest	$—	$(831)	$—	$(20,021)	$—	$(21,718)
Taxes	$—	$(112)	$—	$(49)	$—	$(200)

See accompanying notes to condensed financial information.

SCHEDULE I (Continued)

ACME Intermediate Holdings, LLC
and
ACME Television, LLC
(Parent Companies)

Notes to Condensed Financial Information

1.     Formation and Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of ACME Intermediate Holdings, LLC (“ACME Intermediate”) and ACME Television, LLC (“ACME Television”) do not include all of the information and notes normally include with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included at Item 8 of this filing.

     During 2002, the Company subsidiaries, accounted for on the equity method, entered into transactions to sell their St. Louis and Portland stations. The results of operations for these stations have been reported as discontinued operations in the consolidated financial statements.

     The accompanying condensed financial statements are presented for ACME Intermediate and ACME Television.

2.     Cash Dividends

     There have been no cash dividends declared by either ACME Intermediate or ACME Television.

3.     Intangible Asset

     The following table presents the net loss as if the broadcast licenses and goodwill had not been amortized during the periods presented:

	For the Years Ended December 31,

	2000		2001		2002

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(In thousands)
Reported net loss	$(21,405)	$(17,167)	$(26,923)	$(22,059)	$(56,584)	$(41,305)
Add back:
Goodwill amortization	5,332	5,332	5,332	5,332	—	—
Broadcast licenses amortization	10,024	10,024	10,028	10,028	—	—
Income tax expense	(3,831)	(3,831)	(3,836)	(3,836)	—	—

Adjusted net loss	$(9,880)	$(5,642)	$(15,396)	$(10,532)	$(56,584)	$(41,305)

4.     Long-Term Debt

     There are no cash interest payments due on ACME Intermediate’s Senior Secured Discount Notes until March 31, 2003. At December 31, 2002, ACME Intermediate had $2,149,000 included in accrued liabilities for the interest payment due March 31, 2003 on ACME Intermediate’s Senior Secured Discount Notes. At December 31, 2001 and 2002, ACME Television had $4,758,000 included in accrued liabilities for the interest payments due March 31, 2002 and 2003, respectively, on ACME Television’s Senior Discount Notes.

Schedule II.

ACME Intermediate Holdings, LLC and Subsidiaries
and
ACME Television LLC and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2000 and 2001 and 2002

	Balance at	Additions		Balance at
Allowance for	Beginning	Charged to		End of
doubtful accounts	of Period	Expense	Deductions	Period

	(In thousands)
Year ended December 31, 2000	716	562	269	1,009
Year ended December 31, 2001	1,009	739	555	1,193
Year ended December 31, 2002	1,193	903	910	1,186

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Certificate of Formation of ACME Intermediate Holdings, LLC.

3.2(1)	Limited Liability Company Agreement of ACME Intermediate Holdings, LLC.

3.3(2)	Certificate of Formation of ACME Television, LLC.

3.4(2)	Limited Liability Company Agreement of ACME Television, LLC.

4.1(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.

4.2(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.

4.3(3)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.4(3)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.5(4)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company. Network Partners, L.P.

10.1(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.

10.2(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.

10.3(5)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.

10.4(5)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.

10.5(6)	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.

10.6(7)	Stock Purchase Agreement among ACME Communications, Inc., ACME Television, LLC and Tribune Broadcasting Company dated December 27, 2002.

10.7(7)	Asset Purchase Agreement among ACME Communications, Inc., ACME Television of Oregon, LLC, ACME Television Licenses of Oregon, LLC, Tribune Broadcasting Company and Tribune Radio Denver, Inc. dated December 27, 2002.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.
(2)	Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.
(3)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.
(4)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.
(5)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No.333-84191, filed on September 29, 1999.
(6)	Incorporated by reference to ACME Intermediate Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference to ACME Intermediate Holdings LLC’s Current Report on Form 8-K filed on December 31, 2002.